Form 10-Q
period 2021-06-30
Caribou Biosciences, Inc.
filed 2021-09-02
CIK 1619856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40631

Caribou Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3728228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2929 7th Street, Suite 105 Berkeley, California	94710
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 982-6030

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CRBU	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 31, 2021, the registrant had 59,970,843 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,524	$15,953
Accounts receivable	2	150
Contract assets ($0 and $250 from related party, respectively)	830	1,328
Other receivables	7,575	3,682
Prepaid expenses and other current assets	5,036	3,193
Total current assets	142,967	24,306
INVESTMENTS IN EQUITY SECURITIES	7,626	7,626
PROPERTY AND EQUIPMENT—NET	4,408	3,502
OTHER ASSETS	3,396	612
TOTAL ASSETS	$158,397	$36,046
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable ($0 and $500 to related party, respectively)	$4,029	$2,601
Accrued expenses and other current liabilities	13,297	8,973
Promissory note — PPP Loan	-	654
Deferred revenue	8,681	161
Total current liabilities	26,007	12,389
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($50 and $50 from related party)	24,208	937
Deferred rent and lease incentive liability	1,570	925
Promissory note — PPP Loan, net of current portion	-	924
Success payments liability	3,835	2,654
Other liabilities	163	176
Deferred tax liabilities	155	155
Total liabilities	55,938	18,160
COMMITMENTS AND CONTINGENCIES (Note 9)
CONVERTIBLE PREFERRED STOCK, par value $0.0001 per share—14,430,622 and 7,766,582 shares authorized at June 30, 2021 and December 31, 2020, respectively; 14,430,522 and 7,766,582 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; (liquidation preference of $156,620 and $41,620 at June 30, 2021 and December 31, 2020, respectively)	150,150	41,323
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.0001 per share—44,541,000 and 28,933,380 shares authorized at June 30, 2021 and December 31, 2020, respectively; 11,333,423 and 9,710,830 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	10,649	7,433
Accumulated deficit	(58,341)	(30,871)
Total stockholders’ deficit	(47,691)	(23,437)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT	$158,397	$36,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Licensing and collaboration revenue ($0 and $7,500 from related party, respectively)	$1,476	$8,478	$3,062	$10,178
Operating expenses:
Research and development	12,327	7,580	22,491	16,221
General and administrative	5,113	3,153	9,709	6,641
Total operating expenses	17,440	10,733	32,200	22,862
Loss from operations	(15,964)	(2,255)	(29,138)	(12,684)
Other income (expense):
Interest income	46	11	50	153
Interest expense	(2)	(5)	(8)	(8)
Change in fair value of equity securities	-	-	-	(733)
Gain on extinguishment of PPP Loan	1,584	-	1,584	-
Other income	25	327	42	348
Total other income (expense)	1,653	333	1,668	(240)
Net loss before provision for income taxes	(14,311)	(1,922)	(27,470)	(12,924)
Benefit from income taxes	-	(50)	-	(1,252)
Net loss and comprehensive loss	$(14,311)	$(1,872)	$(27,470)	$(11,672)
Net loss per share, basic and diluted	$(1.39)	$(0.22)	$(2.78)	$(1.38)
Weighted-average common shares outstanding, basic and diluted	10,261,770	8,441,934	9,882,715	8,435,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited)

(in thousands, except share amounts)

						Retained	Total
					Additional	Earnings	Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
BALANCE—December 31, 2020	7,766,582	$41,323	9,710,830	$1	$7,433	$(30,871)	$(23,437)
Issuance of Series C convertible preferred stock, net of issuance costs of $6.2 million	6,663,940	108,827	-	-	-	-	-
Issuance of common stock on exercise of options	-	-	584,614	-	564	-	564
Stock-based compensation expense	-	-	-	-	343	-	343
Net loss and comprehensive loss	-	-	-	-	-	(13,159)	(13,159)
BALANCE—March 31, 2021	14,430,522	$150,150	10,295,444	$1	$8,340	$(44,030)	$(35,689)
Stock-based compensation expense	-	-	-	-	593	-	593
Repayment of loan issued by stockholder	-	-	-	-	1,150	-	1,150
Issuance of common stock on exercise of options	-	-	1,037,979	-	566	-	566
Net loss and comprehensive loss	-	-	-	-	-	(14,311)	(14,311)
BALANCE—June 30, 2021	14,430,522	$150,150	11,333,423	$1	$10,649	$(58,341)	$(47,691)

BALANCE—December 31, 2019	7,766,582	$41,323	8,839,205	$1	$4,025	$3,437	$7,463
Stock-based compensation expense	-	-	-	-	237	-	237
Net loss and comprehensive loss	-	-	-	-	-	(9,800)	(9,800)
BALANCE—March 31, 2020	7,766,582	$41,323	8,839,205	$1	$4,262	$(6,363)	$(2,100)
Stock-based compensation expense	-	-	-	-	286	-	286
Issuance of restricted stock awards	-	-	4,545	-	-	-	-
Issuance of common stock on exercise of options	-	-	50,358	-	21	-	21
Net loss and comprehensive loss	-	-	-	-	-	(1,872)	(1,872)
BALANCE—June 30, 2020	7,766,582	$41,323	8,894,108	$1	$4,569	$(8,235)	$(3,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,470)	$(11,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	451	454
Loss on disposal of fixed assets	3	-
Change in fair value of equity securities	-	733
Non-cash consideration for licensing and collaboration revenue	-	(7,500)
Stock-based compensation expense	936	523
Change in fair value of success payments liability	1,181	-
Acquired in-process research and development	1,000	425
Extinguishment of PPP Loan	(1,578)	-
Changes in operating assets and liabilities:
Accounts receivable	148	(17)
Contract assets	498	415
Other receivables	(3,894)	527
Prepaid expenses and other current assets	(1,842)	1,555
Other assets	(151)	(19)
Accounts payable	1,031	318
Accrued expenses and other current liabilities	1,009	(897)
Deferred revenue, current and long-term	31,791	(609)
Deferred rent and lease incentive liability	738	134
Other liabilities	(14)	(479)
Deferred tax liabilities	-	(339)
Net cash provided by (used in) operating activities	3,837	(16,448)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity securities	-	7,668
Purchases of property and equipment	(506)	(276)
Payments to acquire in-process research & development	-	(425)
Net cash provided by (used in) investing activities	(506)	6,967
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Series C convertible preferred stock	108,827	-
Proceeds from common stock options exercised	1,130	21
Repayment of promissory note	1,150	-
Principal payments for capital lease	(119)	(50)
Proceeds from PPP Loan	-	1,570
Payment of deferred issuance costs	(702)	-
Net cash provided by financing activities	110,286	1,541
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	113,617	(7,940)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	15,953	41,070
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$129,570	$33,130
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$129,524	$33,130
Restricted cash	46	-
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$129,570	$33,130

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$11	$11

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment accrued	$869	$-
Deferred issuance costs related to initial public offering accrued	$1,884	$-
Acquired in-process research and development accrued	$1,000	$-
Extinguishment of PPP Loan	$1,578	$-
Non-cash consideration in exchange for licensing and collaboration revenue	$-	$7,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business, Organization, and Liquidity

Business and Organization

Caribou Biosciences, Inc. (the “Company” or “we”) is a clinical-stage CRISPR genome-editing biotechnology company. We are developing an internal pipeline of off-the-shelf chimeric antigen receptor (“CAR”) T cell (“CAR-T”) and CAR-natural killer cell (“CAR-NK”) therapies. The Company was incorporated in October 2011 as a Delaware corporation and is headquartered in Berkeley, California. The Company has four wholly-owned subsidiaries: Antler Holdco, LLC, incorporated in Delaware in April 2019; Microbe Holdco, LLC, incorporated in Delaware in June 2020; Arboreal Holdco, LLC, incorporated in Delaware in November 2020; and Biloba Holdco, LLC, incorporated in Delaware in April 2021. Another subsidiary, Caribou Therapeutics Holdco, LLC, was incorporated in Delaware in July 2014 and dissolved in December 2020. The Company’s wholly-owned subsidiaries hold interests in our equity investments and do not have operating activities.

Initial Public Offering

On July 22, 2021, the Company’s registration statement on Form S-1 (File No. 333-257604) relating to our initial public offering (“IPO”) of common stock became effective. The IPO closed on July 27, 2021, at which time we issued 19,000,000 shares of our common stock at a price of $16.00 per share. On August 9, 2021, the underwriters exercised their option to purchase an additional 2,850,000 shares of common stock. We received an aggregate of $349.6 million gross proceeds, and approximately $321.0 million in net proceeds from the IPO after deducting underwriting discounts and commissions and estimated offering costs. Upon closing the IPO, all outstanding shares of our convertible preferred stock converted into 26,234,654 shares of common stock.

In connection with the completion of our IPO, on July 27, 2021, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. The condensed consolidated financial statements as of June 30, 2021 do not give effect to the IPO and the conversion of the convertible preferred stock to common stock, as these transactions closed subsequent to June 30, 2021.

Forward Stock Split

In July 2021, our board of directors (the “Board”) approved an amendment to the Company’s certificate of incorporation to effect a forward split of shares of our outstanding common stock at a ratio of 1.818-for-1 (the “Forward Stock Split”) effective as of July 15, 2021. The number of authorized shares was increased as a result of the Forward Stock Split, but the par values of the common stock and preferred stock were not adjusted. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the financial statements have been retrospectively adjusted to reflect the effect of the Forward Stock Split for all periods presented.

Liquidity

We have incurred net operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $58.3 million as of June 30, 2021. During the six months ended June 30, 2021, we incurred a net loss of $27.5 million and generated $3.8 million of cash from operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Management expects that existing cash and cash equivalents of $129.5 million as of June 30, 2021, and IPO net proceeds of $321.0 million, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the years ended December 31, 2019 and 2020 included in the Company’s final prospectus for our IPO (“Final Prospectus”) filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 23, 2021, except as noted below.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Caribou Biosciences, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements included in our Final Prospectus, except as noted below.

In the opinion of our management, the information furnished in these condensed consolidated financial statements reflects all adjustments, all of which are of a normal and recurring nature necessary for a fair presentation of the financial position and results of operations for the reported interim periods. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements; and the reported amounts of revenue, income, and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, common stock valuation, stock-based compensation expense, accrued expenses related to research and development activities, valuation of success payments liability, and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segments

We operate and manage our business as one reportable and operating segment, which is the business of developing an internal pipeline of off-the-shelf CAR-T and CAR-NK cell therapies. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. All long-lived assets are maintained in the United States.

Concentrations of Credit Risk and Other Uncertainties

Financial instruments that potentially subject us to concentration of credit risk consisted of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in equity securities. Substantially all our cash and cash equivalents are deposited in accounts at one financial institution, and account balances may at times exceed federally insured limits. We believe the financial institution to be of high credit quality.

Licensees that represent 10% or more of our revenues and accounts receivable and contract assets are as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Six Months Ended		As of	As of
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
Licensee A	36.3%	*	35.2%	*	64.5%	40.6%
Licensee B	*	*	*	*	*	13.2%
Licensee C, related party	*	*	*	*	*	16.9%
Licensee D	*	*	*	*	*	10.1%
Licensee E	*	*	*	*	15.7%	*
Licensee F, related party	*	88.5%	*	73.7%	*	*
Licensee G	11.3%	*	*	*	*	*
Licensee H	34.3%	*	16.5%	*	*	*
Licensee I	*	*	20.1%	*	*	*
Total	81.9%	88.5%	71.8%	73.7%	80.2%	80.8%

*Less than 10%

We monitor economic conditions to identify facts or circumstances that may indicate that any of our accounts receivable are not collectible and if the contract assets should be impaired. No allowance for doubtful accounts was recorded as of June 30, 2021 and December 31, 2020.

Restricted Cash

We define restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. Our restricted cash consists of a letter of credit with a financial institution in connection with our workers’ compensation insurance, which renews annually. As of June 30, 2021, we had less than $0.1 million of restricted cash, which was recorded in other assets within the condensed consolidated balance sheet. We did not have any restricted cash as of December 31, 2020.

Deferred Issuance Costs

Issuance costs, consisting of legal, accounting, audit, and filing fees relating to in-process equity financings, including the IPO, are capitalized. Deferred issuance costs are offset against offering proceeds upon the completion of an equity financing or an offering. In the event an equity financing or an offering is terminated or delayed, deferred issuance costs will be expensed immediately as a charge to general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, we capitalized deferred issuance costs in the amount of $2.6 million related to our IPO. As of December 31, 2020, we did not capitalize any issuance costs.

Patent Costs

We expense costs for filing, prosecuting, and maintaining patents and patent applications, including certain of the patents and patent applications that we license from third parties, as incurred, and classify such costs as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. In addition, we are entitled to receive reimbursement of a portion of the filing, prosecution, and maintenance costs for certain patents and patent applications from third parties. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended June 30, 2021 and 2020, we incurred gross patent costs of $3.6 million and $2.2 million, respectively. During the six months ended June 30, 2021 and 2020, we incurred gross patent costs of $7.5 million and $4.5 million, respectively. During the three months ended June 30, 2021 and 2020, we recorded $2.4 million and $1.1 million, respectively, of patent reimbursements as a credit to general and administrative expenses. During the six months ended June 30, 2021 and 2020, we recorded $4.5 million and $2.2 million, respectively, of patent reimbursements as a credit to general and administrative expenses.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies and adopted by us as of the specified effective date.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. We may elect not to apply Topic 842 to short-term leases with a term of 12 months or less. This ASU is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of adoption of this update on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The update provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The updated guidance replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and interim reporting periods within fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of adoption of this update on the condensed consolidated financial statements.

3. Fair Value Measurements and Fair Value of Financial Instruments

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Our financial instruments consisted of Level 1 and Level 3. Level 1 financial instruments are comprised of money market mutual funds. Level 3 financial instruments are comprised of success payments liability related to the Exclusive License Agreement (the “MSKCC Agreement”), dated November 13, 2020, by and between us and Memorial Sloan Kettering Cancer Center (“MSKCC”).

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments (included in cash and cash equivalents)	$129,524	$129,524	$-	$-
Total	$129,524	$129,524	$-	$-

Liabilities:
Success payments liability	$3,835	$-	$-	$3,835
Total	$3,835	$-	$-	$3,835

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market investments (included in cash and cash equivalents)	$15,953	$15,953	$-	$-
Total	$15,953	$15,953	$-	$-

Liabilities:
Success payments liability	$2,654	$-	$-	$2,654
Total	$2,654	$-	$-	$2,654

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

Success Payments Liability
Balance at December 31, 2020	$2,654
Change in fair value	1,181
Balance at June 30, 2021	$3,835

We recorded $0.5 million and $1.2 million change in fair value of the success payments liability as research and development expense in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021, respectively.

We utilize a Monte Carlo simulation model that requires significant estimates and assumptions in determining the estimated MSKCC success payments liability under the MSKCC Agreement and associated expense at each balance sheet date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates.

Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense until the success payments liability is paid or expires (Note 4). The Monte Carlo simulation methodology models the future movement of stock prices based on several key variables. The table below summarizes key assumptions used in the valuation of success payments liability:

	As of June 30, 2021	As of December 31, 2020
Fair value of common stock	$7.712	$5.462
Risk free interest rate	1.45%	0.93%
Expected volatility	75%	80%
Probability	6.6% to 19.3%	4.4% to 13.4%
Expected term (years)	4.5 to 5.7	4.7 to 5.7

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the estimated timing of our phase 1 clinical trial and U.S. Food and Drug Administration (“FDA”) approval of a particular product candidate. In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payments liability.

A small change in the assumptions and other inputs, such as the fair value of our common stock, may have a relatively large change in the estimated valuation and associated liability and expense.

The carrying value of the promissory note approximates its fair value (Note 8).

4. Significant Agreements

The Regents of the University of California/University of Vienna

We entered into an Exclusive License Agreement, dated April 16, 2013, as amended, (the “UC/Vienna Agreement”) with The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”) (together, “UC/Vienna”) wherein UC/Vienna granted us an exclusive worldwide license, with the right to sublicense, in all fields to the foundational CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (the “CVC IP”). Dr. Charpentier has not granted us any rights, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application licensed under the UC/Vienna Agreement; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without patent term adjustment or patent term extension, the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to such time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We may owe UC/Vienna up to $3.6 million in certain regulatory and clinical milestone payments in the field of human therapeutics and diagnostics for products that are covered by the CVC IP and developed by us, an affiliate, or a sublicensee. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue we receive including cash and equity under our sublicensing agreements, subject to certain exceptions. If we include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna a low double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in such sublicense, we pay UC /Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 20 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP.

For the three months ended June 30, 2021 and 2020, we paid UC $0.7 million and $0.1 million, respectively, in sublicensing revenues related to our sublicensing agreements, which were recorded in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, we paid UC $1.0 million and $0.4 million, respectively, in sublicensing revenues related to our sublicensing agreements, which were recorded in research and development expenses in the condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2021 and 2020, we reimbursed UC $3.3 million and $1.8 million, respectively, which were recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, we reimbursed UC $6.5 million and $3.7 million, respectively, which were recorded in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (“IMA”) relating to the CVC IP. Under the IMA, CRISPR Therapeutics AG (“CRISPR”) reimburses us 50% of the amounts we reimburse UC for patent prosecution and maintenance costs. For the three months ended June 30, 2021 and 2020, CRISPR reimbursed us $1.6 million and $0.8 million, respectively, which were recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2021 and 2020, CRISPR reimbursed us $3.2 million and $1.5 million, respectively, which were recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Memorial Sloan Kettering Cancer Center

On November 13, 2020, we entered into the MSKCC Agreement under which we exclusively licensed know-how, biological materials, and intellectual property relating to humanized single-chain variable fragments targeting CD371 for use in T cells, NK cells, and genome-edited induced pluripotent stem cells for allogeneic CD371-targeted cell therapy (our CB-012 product candidate). We paid an upfront payment of $0.5 million in cash and $2.1 million in stock. For each licensed product, there are potential clinical, regulatory, and commercial milestones totaling $112.0 million and, in the event we, or our affiliates or sublicensees, receive regulatory approval for CB-012, we will owe low- to mid-single- digit percent royalties on net sales by us, our affiliates, and our sublicensees. Our license includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The percentage owed decreases as our products move through development, starting at a low -double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if the product is in later clinical trial stages. We are also responsible for a percentage of licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet, which may be extended upon payment of additional fees.

MSKCC is entitled to certain success payments in the event that our common stock fair value increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock compared with the split-adjusted initial stock price of our Series B convertible preferred stock financing of $5.1914, as adjusted for any future stock splits, during a specified time interval. Under the MSKCC Agreement, as a publicly traded company, our common stock fair value is determined by any given 45-day volume weight average trading price. At our option, payments may be made in cash or common stock. The relevant time interval commences when the first patient is dosed with our CB-012 product candidate in the first phase 1 clinical trial and ends upon the earlier of the third anniversary from the approval of our, or our affiliate’s or sublicensee’s, biologics license application by the FDA or 10 years from the date the first patient was dosed with CB-012 in the first phase 1 clinical trial. The aggregate success payments are not to exceed $35.0 million. Additionally, if we undergo a change of control during the time period, a change of control payment may be owed, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid. In no event will the combination of success payments and the change of control payment exceed $35.0 million.

The following table summarizes MSKCC success payments amounts:

Multiple of initial share price at issuance	5x	10x	15x
Success payment(s) (in millions)	$10.0	$10.0	$15.0

We may terminate the MSKCC Agreement upon 90 calendar days’ prior written notice. MSKCC may terminate in the event of our uncured material breach, bankruptcy, or criminal activity. In the event that MSKCC materially breaches the MSKCC Agreement in certain circumstances (e.g., granting a third party a license in our field), then during the time of such uncured breach, MSKCC will not be entitled to receive any success payments or any change of control payment.

As of June 30, 2021, the estimated fair value of the total success payments obligation to MSKCC was $3.8 million, which was included in long-term liabilities in the condensed consolidated balance sheet as of June 30, 2021. For the three and six months ended June 30, 2021, we recognized $0.5 million and $1.2 million of change in fair value of success payments liability, which were recorded in the research and development expenses in the condensed consolidated statement of operations and comprehensive loss.

Intellia Therapeutics, Inc.

On July 16, 2014, we entered into a License Agreement, as amended (the “Intellia License Agreement”) and a Services Agreement (the “Intellia Services Agreement”) with Intellia, LLC, to which Intellia Therapeutics, Inc. (“Intellia”) is a successor in interest. Under the Intellia License Agreement, we granted Intellia an exclusive worldwide license, with the right to sublicense, to certain CRISPR-Cas9 technology for a defined field of human therapeutics. Intellia granted us an exclusive worldwide license, with the right to sublicense, to its CRISPR-Cas9 technology for all fields outside of the defined field of human therapeutics, including a license to certain of Intellia’s future CRISPR-Cas9 intellectual property until our direct or indirect ownership percentage dropped below 10% (the “IP cut-off date”). Each party had the right to opt-in to any licenses in its field of use entered into by the other party prior to the IP cut-off date, subject to the terms and conditions of such license. The IP cut-off date occurred on January 30, 2018. Under the Intellia License Agreement, each party is responsible for 30% of the other party’s expenses for prosecution and maintenance of the licensed intellectual property. For the three and six months ended June 30, 2021 and 2020, we reimbursed Intellia less than $0.1 million, which was recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2021 and 2020, Intellia reimbursed us $0.8 million and $0.3 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2021 and 2020, Intellia reimbursed us $1.3 million and $0.7 million, respectively (including reimbursement for a portion of patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as a reduction of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The term of the Intellia License Agreement continues for the life of the licensed patents and patent applications; provided, however, that either party may terminate upon the occurrence of certain events.

On June 16, 2021, we and Intellia entered into a leaseback agreement (the “Leaseback Agreement”), which resolved the arbitration dispute between the parties (Note 9). Pursuant to the Leaseback Agreement, in exchange for Intellia’s grant to us of an exclusive license to certain intellectual property relating to CRISPR-Cas9, including Cas9 chRDNAs, for use solely in the manufacture of our CB-010 product candidate, we agreed to make certain payments to Intellia. We accrued $1.0 million in research and development expenses as of June 30, 2021 for the upfront payment of $1.0 million, which was paid to Intellia in July 2021. We are also obligated to pay up to $23.0 million in potential future regulatory and sales milestones if and when such milestones are achieved. We will also pay Intellia low- to mid-single-digit percent royalties on net sales of our CB-010 product candidate sold by us, our affiliates, and sublicensees until the expiration, abandonment, or invalidation of the last patent within the intellectual property relating to CRISPR-Cas9, including that relating to Cas9 chRDNAs.

Pioneer Hi-Bred International, Inc. (now Corteva Agriscience)

On July 13, 2015, we and Pioneer Hi-Bred International, Inc. (“Pioneer”) (now Corteva Agriscience), then a DuPont company (“DuPont”), entered into an Amended and Restated Collaboration and License Agreement, as amended (the “Pioneer Agreement”). Under the terms of the Pioneer Agreement, we and Pioneer cross-licensed CRISPR intellectual property portfolios. Pioneer granted us an exclusive worldwide license, with the right to sublicense, to its CRISPR intellectual property in the field of research tools, as well as a non-exclusive worldwide license to such intellectual property in human and animal therapeutics, industrial biotechnology, certain agriculture segments, and other fields; and we granted Pioneer an exclusive worldwide license, with the right to sublicense, to our CRISPR intellectual property in a defined field of agriculture relating to specified row crops, as well as a non-exclusive worldwide license to such intellectual property in other agricultural applications, industrial biotechnology, nutrition and health, and other fields. The Pioneer Agreement continues until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed intellectual property; provided, however, that the parties may terminate the Pioneer Agreement by mutual consent or either party may unilaterally terminate the Pioneer Agreement in the event of an uncured breach of a payment obligation, bankruptcy, or failure to maintain or own licensed intellectual property by the other party in the event the non-breaching party is materially adversely affected by such failure. We are obligated to pay low-single-digit percent royalties to Pioneer for the sales of our products in the research tools field as well as certain sublicensing revenue in that field. We are eligible to receive milestone payments from Pioneer in the event certain regulatory and commercial milestones are met, for a total of up to $22.4 million, related to specified row crops, as well as receiving low-single-digit percent royalties for sales of defined agricultural products and certain sublicensing revenue in that field. Through June 30, 2021, we received $0.3 million in milestone payments from Pioneer.

Under the Pioneer Agreement, we and Pioneer also entered into a three-year collaboration, funded by Pioneer, which ended in 2016. Initially, Pioneer owned the patents and patent applications developed under the collaboration and granted us an exclusive license thereto in the fields of research tools and therapeutics.

In December 2020, we and Pioneer entered into an amendment to the Pioneer Agreement under which Pioneer assigned to us the chRDNA patent family developed under the research collaboration, and we paid Pioneer an upfront payment of $0.5 million. We considered the payment to Pioneer in accordance with revenue recognition guidance and accounted for it as a reduction of the licensing and collaboration revenue within the condensed consolidated statements of operations and comprehensive loss. In addition to the upfront payment, we are obligated to pay all patent prosecution and maintenance costs going forward; up to $2.8 million in regulatory milestones for therapeutic products developed by us, our affiliates, or licensees; up to $20.0 million in sales milestones over a total of four therapeutics products sold by us, our affiliates, or licensees; and a low-single-digit percentage of sublicensing revenues received by us for licensing the chRDNA patent family after December 2020.

During the six months ended June 30, 2021, we incurred $0.8 million of sublicensing fees, which was recorded as a research and development expense in our condensed consolidated statement of operations and comprehensive loss. No sublicensing fees were incurred during the three months ended June 30, 2021 nor during the three and six months ended June 30, 2020.

Genus plc

On May 12, 2016, we entered into a Research Collaboration and License Agreement, as amended (the “Genus Agreement”) with Genus plc (“Genus”) under which we granted Genus an exclusive worldwide license to certain CRISPR-Cas9 technology for the introduction of genetic traits into cattle and pigs raised to produce protein primarily for human consumption; provided, however, that at the end of the four-year research collaboration, Genus was required to select a specified number of licensed products and the license is now limited to those particular products. The Genus Agreement continues until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed patent rights; provided, however, that each party may terminate the Genus Agreement upon the occurrence of certain events, and Genus may terminate the Genus Agreement at its sole discretion upon written notice. In addition to an upfront payment received, we are eligible to receive milestone payments from Genus in the event certain regulatory and commercial milestones are met, for a total of $10.0 million. We will also be eligible to receive either low- to mid-single-digit percent royalties or low-single to low-double -digit percent royalties on net sales of licensed products.

Under the Genus Agreement, we and Genus entered into a four-year research collaboration, which was funded by Genus. The collaboration ended in May 2020. No revenue was recognized in relation with the Genus Agreement for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized revenue of $0.3 million and $0.8 million related to the Genus Agreement, respectively.

Related Party Private Company

On May 15, 2020, we entered into an Exclusive License Agreement, as amended, with a related party private company (the “Private Company License Agreement”), under which we granted the private company an exclusive worldwide license under certain intellectual property rights and know-how in a defined field.

We are eligible to receive milestone payments for licensed products following the first commercial sale of each such licensed product in each of the United States and the first European country in which each such licensed product is sold by the private company. The private company may select one of several milestone payment amounts for each licensed product, which then dictates the applicable royalty rate for net sales of licensed products. We are also eligible to receive a percentage of sublicensing revenues earned by the private company.

The Private Company License Agreement will continue in force and effect until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed patent rights. The Private Company License Agreement may be terminated during the term by either party for an uncured material breach or bankruptcy. Additionally, the private company may terminate the Private Company License Agreement upon 90 days’ written notice to us.

As consideration for the exclusive license, the private company issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and was an arm’s length transaction. We accounted for the grant of the license as a contract with a customer under ASC 606 and recognized $7.5 million as license and collaboration revenue in our condensed consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2020. No revenue was recognized in relation to the agreement for the three and six months ended June 30, 2021.

On May 15, 2020, we entered into a separate option agreement under which we granted the private company a three-year option to negotiate an exclusive, royalty-bearing, worldwide license in a defined field to the CVC IP and certain other CRISPR-Cas9 patent rights controlled by us. We received a $50,000 upfront option payment and may receive annual option fees and an option exercise fee. We recorded the upfront payment received in long-term deferred revenue in our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

AbbVie Manufacturing Management Unlimited Company

On February 9, 2021, we entered into a Collaboration and License Agreement (the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). The collaboration is based on the selection and use of targets under programs (each, a “Program Slot”) (which may include one target or, for a dual CAR-T product, two targets), to develop collaboration CAR-T products (and corresponding licensed products). For each of AbbVie’s two Program Slots (or up to four Program Slots, if AbbVie elects to expand the number as discussed below), we will collaborate to identify and develop one or more collaboration allogeneic CAR-T products directed toward the single cancer target or target combination chosen by AbbVie and as described in an applicable research plan, utilizing our Cas12a chRDNA genome-editing and cell therapy technologies. We granted AbbVie an exclusive (even as to us), royalty-bearing, worldwide license, with the right to grant sublicenses, under our Cas12a chRDNA and cell therapy intellectual property (as well as certain genome-editing technology that we may gain rights to in the future) and intellectual property that may be developed under the collaboration, solely for AbbVie to develop, commercialize, manufacture, and otherwise exploit the collaboration CAR-T products in the field of human diagnostics, prophylactics, and therapeutics. Under the terms of the AbbVie Agreement, we will conduct certain preclinical research, development, and manufacturing activities under the collaboration, including certain activities for the manufacture and supply of licensed product for AbbVie’s phase 1 clinical studies, and AbbVie will reimburse us for all such activities (including reimbursement for time spent our employees at a designated FTE rate). The duration of the collaboration is not fixed. Under the terms of the AbbVie Agreement, AbbVie has selected its initial targets and has reserved six additional targets, which may be used or substituted into the two Program Slots or used for the third or fourth Program Slots if AbbVie expands the number of Program Slots during the collaboration.

During the collaboration, AbbVie may expand from two Program Slots to a total of four Program Slots by paying us an additional $15.0 million for each such Program Slot, provided that AbbVie must make such payment within the earlier of (a) 60 calendar days following completion of the phase 1 clinical studies for the initial collaboration CAR-T and (b) December 31, 2025. Under the terms of the AbbVie Agreement, we are eligible to receive up to $150.0 million in future developmental, regulatory, and product launch milestones for each Program Slot and up to $200.0 million in commercial milestones for each Program Slot. We are also eligible to receive global royalties on net sales of licensed products sold by AbbVie, its affiliates, and sublicensees in the high-single-digit to low-teens percent range, subject, in certain instances, to various reductions.

The term of the AbbVie Agreement will continue in force and effect until the date of expiration of the last royalty term of the last country in which a licensed product is exploited. On a licensed product-by-licensed product and country-by-country basis, the royalty term is the period of time beginning on the first commercial sale of a licensed product in a country and ending on the latest of (a) the expiration, invalidation, revocation, cancellation, or abandonment date of the last patent that includes a valid claim that claims (i) the collaboration CAR-T product in such licensed product or (ii) the method of making the collaboration CAR-T product in such licensed product (in the case of (ii), only for so long as no biosimilar product is commercially available in such country), in such country; (b) 10 years from the first commercial sale of such licensed product in such country; and (c) expiration of regulatory exclusivity for such licensed product in such country. The AbbVie Agreement may be terminated during the term by either party for an uncured material breach or bankruptcy. Additionally, AbbVie may terminate the AbbVie Agreement, in its entirety or on a licensed product-by-licensed product basis, effective immediately upon written notice to us, if AbbVie in good faith believes that it is not advisable for AbbVie to continue to exploit the collaboration CAR-T products or licensed products as a result of a perceived serious safety issue. AbbVie may also terminate the AbbVie Agreement in its entirety, or, for any or no reason, upon 90 days’ prior written notice to us.

The transaction price in the AbbVie Agreement associated with the two Program Slots consists of the $30.0 million upfront cash payment and the estimated variable consideration related to our performance of preclinical, development, and manufacturing activities under the collaboration and the developmental, regulatory, and launch milestones. We constrain the estimated variable consideration if we assess that it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. We constrained all developmental, regulatory, and launch milestones as of June 30, 2021. The transaction price is re-evaluated in each reporting period and as changes in circumstances occur. We determined that the licenses we granted to AbbVie and our participation in the joint governance committee are not capable of being distinct from the preclinical research, development, and manufacturing activities and therefore are combined into one performance obligation. We recognize revenue based on the measure of progress using an estimated cost-based input method each reporting period.

We received an upfront cash payment of $30.0 million from AbbVie on March 11, 2021. We recognized short-term deferred revenue in the amount of $8.4 million and long-term deferred revenue in the amount of $21.1 million related to the upfront cash payment received in the condensed consolidated balance sheet as of June 30, 2021. We have recognized $0.5 million in revenue for the three and six months ended June 30, 2021 in relation to the AbbVie Agreement.

5. Revenue

Disaggregation of Revenue

We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following is a summary of revenue by geographic location for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$1,476	$8,306	$2,951	$9,992
Rest of world	-	172	111	186
Total	$1,476	$8,478	$3,062	$10,178

During the three months ended June 30, 2021, $1.0 million of revenue we recognized related to performance obligations satisfied at a point in time and $0.5 million of revenue we recognized related to performance obligations satisfied over time.

During the three months ended June 30, 2020, $8.2 million of revenue we recognized related to performance obligations satisfied at a point in time and $0.3 million of revenue we recognized related to performance obligations satisfied over time.

During the six months ended June 30, 2021, $2.6 million of revenue we recognized related to performance obligations satisfied at a point in time and $0.5 million of revenue we recognized related to performance obligations satisfied over time.

During the six months ended June 30, 2020, $9.3 million of revenue we recognized related to performance obligations satisfied at a point in time and $0.8 million of revenue we recognized related to performance obligations satisfied over time.

Contract Balances

Accounts receivable relate to our right to consideration for performance obligations completed (or partially completed) for which we have an unconditional right to consideration. Our accounts receivable balances represent amounts that are billed to licensees with invoices outstanding as of the period end.

Contract assets are rights to consideration in exchange for a license that we have transferred to a customer when such right is conditional on something other than the passage of time. Our contract asset balances represent royalties and milestones that are unbilled as of the period end.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligation(s). Our deferred revenue primarily results from upfront payments received relating to performance obligations that are satisfied over time related to the AbbVie Agreement. The remaining deferred revenue relates to upfront payments received under license agreements that also include non-refundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time the annual license fee is paid by the licensee and the renewal period begins.

The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
Accounts receivable	$150	$5,381	$(5,529)	$2

Contract assets:
Unbilled accounts receivable	$1,328	$1,803	$(2,301)	$830

Contract liabilities:
Deferred revenue, current and long-term	$1,098	$33,080	$(1,289)	$32,889

Unbilled accounts receivable decreased during the six months ended June 30, 2021 primarily due to billing of earned royalties accrued as of December 31, 2020.

Deferred revenue increased during the six months ended June 30, 2021 primarily due to recognition of $30.0 million in deferred revenue related to the AbbVie Agreement (Note 4).

During the six months ended June 30, 2021 and 2020, we recognized $0.1 million and $0.9 million of revenues, respectively, that were included in the opening contract liabilities balance.

Transaction Prices Allocated to the Remaining Performance Obligations

Remaining unsatisfied performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered, or only partially undelivered, as of the end of the reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of June 30, 2021 was approximately $63.2 million. We expect to recognize approximately $8.7 million of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Cost

We did not incur any expenses to obtain license and collaboration agreements and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

6. Balance Sheet Items

Other receivables consisted of the following at June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Patent cost reimbursements	$6,993	$3,672
Other	582	10
Total	$7,575	$3,682

Prepaid expenses and other current assets consisted of the following at June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Prepaid income taxes	$1,490	$1,479
Prepaid contract manufacturing and clinical costs	2,269	954
Other	1,277	760
Total	$5,036	$3,193

Property and equipment, net, consisted of the following at June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Furniture and equipment	$128	$117
Computer equipment	263	263
Lab equipment	5,949	5,038
Leasehold improvements	1,612	1,180
Total property and equipment, gross	7,952	6,598
Less: accumulated depreciation and amortization	(3,544)	(3,096)
Property and equipment, net	$4,408	$3,502

Depreciation and amortization expenses related to property and equipment were $0.2 million for the three months ended June 30, 2021 and 2020. Depreciation and amortization expenses related to property and equipment were $0.5 million for the six months ended June 30, 2021 and 2020.

Accrued expenses and other current liabilities consisted of the following at June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Accrued patent expenses	$5,370	$5,087
Accrued legal expenses	1,579	-
Income taxes payable	5	5
Accrued sublicensing fees	964	402
Accrued licensing fees	1,000	-
Accrued employee compensation and related expenses	960	2,081
Accrued research and development expenses	1,161	581
Credit card liability	559	193
Other	1,699	624
Total	$13,297	$8,973

7. Related Party Transactions

Related Party Private Company

On May 15, 2020, we received 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million as consideration for the Private Company License Agreement (Note 4). This represents a material voting interest in the private company and entitles us to hold one out of the three of the private company’s board of director seats. We concluded that the private company is a variable interest entity and that we are not its primary beneficiary, based on our representation on the private company's board of directors. As the private company’s convertible preferred stock is not in substance common stock, we record this investment using the measurement alternative in accordance with ASC 321. Under the measurement alternative, our investment in the private company’s convertible preferred stock is initially recorded at its estimated fair value, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the private company. As of June 30, 2021 and December 31, 2020, there were no changes to the carrying value of the investment.

Amended and Restated Collaboration and License Agreement with Pioneer

As of June 30, 2020, DuPont held a greater than 10% voting interest in the Company and Pioneer is, therefore, considered a related party (Note 4).

Scientific Advisory Board Payments

Dr. Jennifer A. Doudna, a co-founder and significant shareholder of the Company, received compensation for participating on our scientific advisory board (the “SAB”). During the three and six months ended June 30, 2021 and 2020, we paid Dr. Doudna less than $0.1 million for her participation on the SAB.

Officer Promissory Note

In November 2018, the Company’s President and Chief Executive Officer entered into a promissory note with us for $1.1 million, as a means to provide liquidity without triggering a taxable event. The note bore interest at a rate of 3.04%, compounded annually, and was payable in five years, together with principal and accrued interest. The promissory note was secured by 409,795 shares of our common stock owned by the President and Chief Executive Officer and has been determined to be non-recourse for accounting purposes. As such, the issuance of the promissory note was effectively the grant of a new share option. A one-time stock compensation charge of $0.7 million was recorded as general and administrative expenses during the year ended December 31, 2018. The promissory note was repaid in full amount in June 2021, and recognized as an increase in additional paid in capital of $1.2 million.

8. Promissory Note

On May 6, 2020, we entered into a promissory note with WebBank (the “Lender”) pursuant to the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) for a total amount of $1.6 million (the “PPP Loan”).

The PPP Loan had a two-year term and bore interest at a stated rate of 1.0% per annum, accrued monthly, beginning on the date the PPP Loan was issued by the Lender. Monthly principal and interest payments, less the amount of any potential forgiveness, commenced on the monthly payment date after which the SBA notified the Lender of the forgiveness determination or, in the case of Lender’s determination, beginning on the monthly payment date after the period for which our right to request SBA review of such determination has lapsed on which a forgiveness decision was received from the Lender.

We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The PPP Loan provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations, and material adverse effects. We could prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

A PPP loan can be partially or fully forgiven if a borrower complies with the provisions of the CARES Act, including the use of PPP loan proceeds for payroll costs, rent, utilities, and certain other expenses, and at least 60% of the PPP loan proceeds must be used for payroll costs as defined by the CARES Act. Any forgiveness of a PPP loan is subject to approval by the SBA.

On May 22, 2021, the PPP Loan was forgiven in full by the SBA. We recognized a PPP Loan extinguishment gain of $1.6 million in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021.

9. Commitments and Contingencies

Facility Lease Agreements

We lease laboratory and office space under non-cancellable operating agreements. On March 31, 2021, we entered into a ten-year lease agreement, which superseded and replaced our prior lease, as amended, and included additional office and laboratory space located within the same building in Berkeley, California. The lease agreement contains a renewal option for an additional term of five years. Monthly base rent under the lease agreement amounts to $0.3 million, subject to annual escalation from 3.1% to 3.5%.

We record rent expense on a straight-line basis over the term of the leases. For tenant improvement allowances funded by landlord incentives, we record a deferred lease incentive liability in accrued expenses and other liabilities and amortize the deferred lease incentive liability as a reduction to rent expense on the condensed consolidated statements of operations and comprehensive loss over the term of the applicable lease. As of June 30, 2021 and December 31, 2020, we recorded $0.8 million and $0.6 million, respectively, related to the required security deposits in other assets, long-term, in the condensed consolidated balance sheets.

As of June 30, 2021, future minimum lease payments under the leases are as follows (in thousands):

Remainder of 2021	$1,690
2022	3,485
2023	3,596
2024	3,708
2025	3,627
Thereafter	27,378
Total	$43,484

Rent expense was $1.8 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

Capital Lease

We have accounted for certain leased equipment as a capital lease due to the ownership of such equipment transferring to us at the end of the lease term. As of June 30, 2021, the capital lease obligation was repaid in full and we did not have any remaining future minimum lease payments related to this capital lease. As of December 31, 2020, the total capital lease obligation amounted to $0.1 million, which was included in the current portion of the capital lease obligation in the accrued expenses and other current liabilities and the non-current portion of the capital lease in other liabilities within the condensed consolidated balance sheets.

Research and Development Agreements

We enter into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations, contract manufacturing organizations, clinical trial sites, and the like. These agreements provide for termination at the request of either party with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on the condensed consolidated financial condition, results of operations, or cash flows.

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for certain indemnifications. Our exposure under these agreements is unknown because any such claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2021 and December 31, 2020, we do not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

Intellia Arbitration

On October 16, 2018, Intellia initiated an arbitration proceeding with JAMS (the “Intellia Arbitration”) asserting that we had violated the terms and conditions of the Intellia License Agreement. The Intellia Arbitration involved whether two patent families relating, respectively, to CRISPR-Cas9 chRDNAs and Cas9 scaffolds are included in the Intellia License Agreement. On September 19, 2019, the parties received an interim award from the arbitration panel ruling that the two patent families are included in the Intellia License Agreement, but the arbitration panel granted us an exclusive leaseback to Cas9 chRDNAs under economic terms to be negotiated by the parties. On February 6, 2020, the arbitration panel clarified that the leaseback relates solely to our CB-010 program and instructed the parties to negotiate economic terms based on a leaseback of that scope (Note 4). On June 16, 2021, the parties entered into the Leaseback Agreement, which resolved the dispute and, on July 21, 2021, the arbitration panel dismissed the Intellia Arbitration with prejudice.

10. Convertible Preferred Stock

The authorized, issued, and outstanding shares of the convertible preferred stock and liquidation preferences as of June 30, 2021, are as follows (in thousands, except for share amounts):

Series	Authorized Shares	Outstanding Shares	Liquidation Preference	Carrying Value
Series A	1,576,342	1,576,342	$3,550	$3,452
Series A-1	3,004,124	3,004,124	8,000	7,901
Series B	3,186,116	3,186,116	30,070	29,970
Series C	6,664,040	6,663,940	115,000	108,827
	14,430,622	14,430,522	$156,620	$150,150

The authorized, issued, and outstanding shares of the convertible preferred stock and liquidation preferences as of December 31, 2020 are as follows (in thousands, except for share amounts):

Series	Authorized Shares	Outstanding Shares	Liquidation Preference	Carrying Value
Series A	1,576,342	1,576,342	$3,550	$3,452
Series A-1	3,004,124	3,004,124	8,000	7,901
Series B	3,186,116	3,186,116	30,070	29,970
	7,766,582	7,766,582	$41,620	$41,323

The rights, preferences, and privileges of the Series A, Series A-1, Series B, and Series C convertible preferred stock as of June 30, 2021 and December 31, 2020, were as follows:

Dividends

We may not declare, pay, or set aside any dividends on shares of any other class or series of our capital stock other than dividends on shares of our common stock payable in shares of common stock, unless the holders of the convertible preferred stock then outstanding first receive, or simultaneously receive, in order of priority first to Series C convertible preferred stock holders, then to Series B convertible preferred stock holders, then to Series A convertible preferred stock holders and the Series A-1 preferred convertible stock holders on a pari passu basis, and finally to common stock. The dividend on each outstanding share of convertible preferred stock equals the greater of (a)(i) $0.18 per share of Series A preferred stock, (ii) $0.213 per share of Series A-1 preferred stock, (iii) $0.76 per share of Series B preferred stock, or (iv) $1.38 per share of Series C preferred stock, subject in the case of (a)(i)-(iv) to appropriate adjustments in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to such series of convertible preferred stock, or (b) the dividend’s amount payable on such share on an as-converted to common stock basis. We have not declared any dividends as of June 30, 2021.

Conversion

Convertible preferred stock is convertible, at the option of the holder, at any time, into fully paid, non-assessable shares of common stock at an initial conversion ratio of one-to-one. The convertible preferred stock will automatically convert into common stock, at the then-applicable conversion rate, upon the earliest of (i) the closing of a firm-commitment underwritten public offering of our common stock pursuant to a registration statement on Form S-1 under the Securities Act, at a price of at least $11.866 per share, resulting in at least $50.0 million of gross proceeds to us; (ii) the consent of at least a majority of the then outstanding shares of the preferred stock, voting together as a single class on as-converted to common stock basis, the holders of a majority of the outstanding Series B convertible preferred stock, voting together as a single class on an as-converted to common stock basis (unless the majority vote of the preferred stock referenced above is obtained in connection with a firm-commitment underwritten public offering resulting in at least $50.0 million of gross proceeds at a price of at least $7.7871), and the holders of at least two-thirds of the outstanding Series C convertible preferred stock, consenting together as a single class on an as converted to common stock basis; or (iii) the closing of a special purpose acquisition company (“SPAC”) transaction, resulting in the public company surviving or resulting from the SPAC transaction having available cash immediately after the consummation of the SPAC transaction of at least $50.0 million from cash retained by the SPAC following all redemption offers to its existing equity interest holders and the net cash proceeds from any capital-raising transaction conducted in connection with the SPAC transaction, and whereby outstanding Company shares are exchanged for or otherwise converted into securities that are publicly listed on specified securities exchanges, and the aggregate value of such securities received with respect to each share of Series C preferred stock (or the common stock issuable upon conversion of one share of Series C Preferred Stock) is equal to at least $11.866 per share. Upon closing the IPO, all outstanding shares of our convertible preferred stock converted into 26,234,654 shares of common stock (Note 1).

Voting Rights

The holders of convertible preferred stock are entitled to that number of votes on all matters presented to stockholders equal to the number of shares of common stock then-issuable upon conversion of such preferred stock.

Liquidation

In the event of any sale of substantially all of the assets, a merger, or a liquidation, dissolution, or winding up of the Company, as defined in the Company’s certificate of incorporation, the holders of Series A, Series A-1, Series B, and Series C convertible preferred stock will be entitled to receive in preference to the holders of common stock an amount per share equal to the original issue price of $2.252, $2.663, $9.4379, and $17.257 per share, respectively, subject to appropriate adjustments in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to such series of convertible preferred stock, plus declared and unpaid dividends, if any. Series C holders will receive their liquidation preference and any declared but unpaid dividends before any distribution is made to Series A, Series A-1, and Series B holders. Series B holders will receive their liquidation preference and any declared but unpaid dividends before any distribution is made to Series A and Series A-1 holders. Series A and Series A-1 holders will receive their liquidation preference and any declared but unpaid dividends ratably before any distribution is made to common holders. After distributions to all preferred stockholders of all preferential amounts, our remaining assets will be distributed among the holders of shares of preferred stock and common stock on a pro rata basis based on the number of shares held by each holder, treating the preferred stock on an as-converted basis immediately prior to such sale of assets, merger, or liquidation, dissolution, or winding up.

Redemption

Our convertible preferred stock is not redeemable at the option of the holder thereof. Upon the occurrence of certain change in control events that are outside of our control, including liquidation, sale, or transfer, holders of the convertible preferred stock can effectively cause redemption for cash. As a result, we classified the convertible preferred stock as mezzanine equity on the condensed consolidated balance sheets as the stock is contingently redeemable.

11. Common Stock

Common stockholders are entitled to dividends when and if declared by the Board and after any convertible preferred share dividends are fully paid. The holder of each share of our common stock is entitled to one vote. As of June 30, 2021, we have never declared a dividend.

Common stock reserved for future issuance, on an as converted basis, consists of the following:

	As of June 30, 2021	As of December 31, 2020
Preferred stock, issued and outstanding	26,234,654	14,119,631
Stock options, issued and outstanding	5,219,166	4,520,551
Stock options, authorized for future issuance	932,846	582,340
Restricted stock awards	-	5,999
Total	32,386,666	19,228,521

12. Stock Option Plans

In 2012, we adopted a 2012 Stock Option and Issuance Plan (the “2012 Plan”), which allowed for the granting of incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock awards (“RSAs”) to our employees, directors, and consultants. We granted a total 454,500 stock options under the 2012 Plan until we adopted the 2013 Equity Incentive Plan, as amended (the “2013 Plan”). The 2013 Plan allows for the granting of ISOs, NSOs, and RSAs to our employees, directors, and consultants. ISOs may be granted only to our employees, including officers and directors who are also employees. NSOs and RSAs may be granted to employees, consultants, and non-employee directors.

Stock options under the 2013 Plan may be granted at prices no less than 100% of the estimated fair value of the common shares on the date of grant, as determined by the Board, with a maximum term of 10 years; provided, however, that the exercise price of an ISO or an NSO granted to a 10% holder of outstanding shares shall not be less than 110% of the estimated fair value of the shares on the date of grant and may only be granted with a term of five years. In general, our ISO grants vest over four years, with

25% of the option vesting after a one-year cliff and the remainder vesting monthly thereafter. The vesting periods for our NSO grants vary depending upon the length of service provided to the Company and such grants vested ratably from three months to two years.

As of June 30, 2021, a total of 9,954,446 shares of common stock are authorized for issuance and 932,846 shares are available for future grant under the 2013 Plan.

The following table summarizes stock option activity for employees and non-employees during the six months ended June 30, 2021:

	Shares Available to Grant	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (a)
		(Aggregate Intrinsic Value in thousands)
Outstanding at December 31, 2020	582,340	4,520,551	$1.64	5.3	$6,929
Addition—Option pool	2,671,714
Options granted	(1,561,079)	1,561,079	$4.11	10.0
Options exercised	-	(584,614)	$0.97	3.6
Options cancelled or forfeited	33,473	(33,473)	$2.58	-
Outstanding at March 31, 2021	1,726,448	5,463,543	$2.41	6.7	$9,292
Addition—Option pool	-
Options granted	(896,831)	896,831	$5.27	10.0
Options exercised	-	(1,037,979)	$0.55	1.2
Options cancelled or forfeited	103,229	(103,229)	$1.89	-
Exercisable at June 30, 2021	932,846	5,219,166	$3.28	7.9	$10,380
Vested and expected to vest at June 30, 2021		5,219,166	$3.28	7.9	$10,380
(a)
The aggregate intrinsic value is calculated as the difference between the stock options exercise price and the estimated fair value of the underlying common stock at June 30, 2021.

We have recorded stock-based compensation expenses related to employee and non-employee stock options granted in the condensed consolidated statements of operations and comprehensive loss as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$288	$192	$485	$353
General and administrative	305	94	451	170

Total	$593	$286	$936	$523

Stock-based compensation expenses related to employees were $0.6 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation expenses related to employees were $0.9 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. Stock-based compensation expenses related to non-employees were less than $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively.

Grant Date Fair Value

During the three months ended June 30, 2021, we granted 896,831 stock options to employees with a weighted average grant date fair value of $3.44. During the six months ended June 30, 2021, we granted 2,457,910 stock options to employees and non-employees with a weighted average grant date fair value of $2.99.

During the three months ended June 30, 2020, we granted 279,699 stock options to employees and non-employees with a weighted average grant date fair value of $1.88. During the six months ended June 30, 2020, we granted 379,761 stock options to employees and non-employees with a weighted average grant date fair value of $1.82.

We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Volatility	75.3% to 75.9%	77.1% to 77.4%	75.3% to 76.5%	74.8% to 77.4%
Expected term (in years)	5.5 to 6.1	5.5 to 6.0	5.5 to 6.1	5.5 to 6.0
Risk free interest rate	0.9% to 1.1%	0.4%	0.9% to 1.2%	0.4% to 0.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

As of June 30, 2021, there was $8.4 million of unrecognized stock-based compensation expense related to employee and non-employee options that is expected to be recognized over a weighted-average period of 1.6 years.

13. 401(k) Savings Plan

In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the six months ended June 30, 2021 and 2020, we contributed $0.2 million to the 401(k) plan.

14. Income Taxes

No income tax benefit was recorded during the three and six months ended June 30, 2021. During the three months ended June 30, 2020, we recorded an income tax benefit of less than $0.1 million, representing an effective tax rate of 2.6%. During the six months ended June 30, 2020, we recorded an income tax benefit of $1.3 million, representing an effective tax rate of 9.7%. The income tax benefit is primarily due to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for the year ended December 31, 2018.

15. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(14,311)	$(1,872)	$(27,470)	$(11,672)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	10,261,770	8,441,934	9,882,715	8,435,672
Net loss per share, basic and diluted	$(1.39)	$(0.22)	$(2.78)	$(1.38)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021	As of December 31, 2020
Convertible preferred stock	26,234,654	14,119,631
Stock options outstanding	5,219,166	4,520,551
Common shares subject to nonrecourse notes	-	409,795
	31,453,820	19,049,977

16. Subsequent Events

In July 2021, our Board approved an amendment to the Company’s certificate of incorporation to effect a forward split of shares of our outstanding common stock at a ratio of 1.818-for-1 effective as of July 15, 2021 (Note 1).

On July 27, 2021, we closed our IPO, at which time we issued 19,000,000 shares of our common stock at a price of $16.00 per share, less the underwriting discounts and commissions and estimated offering costs (Note 1).

On August 9, 2021, the underwriters exercised their option to purchase an additional 2,850,000 shares of common stock at the IPO price of $16.00 per share, less the underwriting discounts and commissions (Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2020 included in our final prospectus (the “Final Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2021 pursuant to Rule 424(b)(4)of the Securities Act of 1933, as amended (the “Securities Act”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, future revenue, business strategy, prospects, product candidates, planned and ongoing preclinical studies and clinical trials, results of preclinical studies and clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

As a result of many factors, including risks related to our financial position and our ability to raise additional capital as needed to fund our operations and product candidate development; risks associated with the initiation, cost, timing, progress, and results of current and future research and development programs, preclinical studies, and clinical trials; our ability to obtain and maintain regulatory approval for our product candidates; risks that our product candidates, if approved, may not gain market acceptance due to negative public opinion and increased regulatory scrutiny of cell therapies involving genome editing; our ability to meet future regulatory standards with respect to our products; our ability to establish and/or maintain intellectual property rights covering our product candidates and genome-editing technology; risks of third parties asserting that our product candidates infringe their patents; developments related to our competitors and our industry; our reliance on third parties to conduct our clinical trials and manufacture our product candidates; and the impact of COVID-19 on our business and operations; and other risks are described in greater detail in the section of the Final Prospectus titled “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. Our company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a clinical-stage biopharmaceutical company dedicated to transforming the lives of patients with devastating diseases by applying our novel CRISPR platform, CRISPR hybrid RNA-DNA (“chRDNA,” pronounced “chardonnay”), toward the development of next-generation, genome-edited cell therapies. Our renowned founders, including a Nobel laureate, are pioneers in CRISPR genome editing. Our chRDNA technology has demonstrated superior specificity and high efficiency in preclinical studies, which enables us to perform multiple, precise genome edits, while maintaining genomic integrity.

We believe that our technology has broad potential to generate gene and cell therapies in oncology and in therapeutic areas beyond oncology, including immune cell therapies, cell therapies derived from genome-edited induced pluripotent stem cells (“iPSCs”), and in vivo genome-editing therapies.

The genome-editing technologies currently used in the allogeneic cell therapy field generally have limited efficiency, specificity, and versatility for performing the multiple, precise genome edits necessary to address insufficient persistence. Our chRDNA technology is designed to address these genome-editing limitations and improve cell therapy activity. By applying this approach to allogeneic cell therapies, we believe we can unlock their full potential by improving upon their effectiveness and durability.

We are initially focused on advancing multiple proprietary allogeneic cell therapies for the treatment of both hematologic malignancies and solid tumors against cell surface targets for which autologous chimeric antigen receptor T cell (“CAR-T”) therapeutics have previously demonstrated clinical proof of concept, including both CD19 and B cell maturation antigen (“BCMA”), as well as new emerging targets. We use our chRDNA technology to enhance, or armor, our cell therapies by creating additional genome edits to improve persistence of antitumor activity.

Our lead product candidate, CB-010, is, to our knowledge, the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improves the persistence of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. Our ANTLER phase 1 clinical trial for CB-010 is a study in patients with relapsed or refractory B cell non-Hodgkin lymphoma, with initial data expected in 2022. We announced in July 2021 that we had dosed the first patient in this clinical trial.

Our CB-011 product candidate is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2-microglobulin protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene. This strategy is designed to blunt CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to enable more durable antitumor activity. CB-011 is in preclinical development for relapsed or refractory multiple myeloma with an investigational new drug (“IND”) filing expected in 2022.

Our CB-012 program is an allogeneic armored CAR-T cell therapy targeting CD371, currently in preclinical development for the treatment of relapsed or refractory acute myeloid leukemia (“AML”), with an IND filing expected in 2023. CD371 is an attractive target for AML due to its expression on myeloid cancer cells, its enrichment on leukemic stem cells, and its absence on hematopoietic stem cells.

We are also developing allogeneic CAR-NK cell therapies derived from genome-edited iPSCs for the treatment of solid tumors. CB-020 is our first CAR-NK product candidate and it will contain genome edits designed to overcome the challenges of targeting solid tumors including trafficking, heterogeneity, and the immunosuppressive tumor microenvironment.

We control a robust patent portfolio protecting our chRDNA technology as well as certain of our allogeneic cell therapy binders.

In February 2021, we entered into a Collaboration and License Agreement (the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”) to develop two new CAR-T cell therapies for AbbVie. We view this collaboration as an external recognition of the potential for our chRDNA genome-editing technology to significantly improve genome-editing specificity and efficiency.

On July 27, 2021, we successfully completed our initial public offering (“IPO”) of common stock. On that date, we issued and sold an aggregate of 19,000,000 shares of our common stock at a price to the public of $16.00 per share for approximately $304.0 million in gross proceeds and approximately $282.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. On August 9, 2021, we issued and sold an additional 2,850,000 shares of our common stock pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional shares at the public offering price of $16.00 per share. In total, we received an aggregate of approximately $349.6 million in gross proceeds from the IPO, including the exercise of the underwriters’ over-allotment option, and approximately $321.0 million in net proceeds after deducting underwriting discounts and commissions and offering expenses. In addition, in connection with the closing of our IPO, all outstanding shares of convertible preferred stock automatically converted into 26,234,654 shares of our common stock. Subsequent to the closing of our IPO, there were no shares of preferred stock outstanding.

Since our founding in 2011, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, developing our genome-editing platform technologies, developing our product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any products approved for commercial sale and have not generated any revenues from product sales and have incurred net losses since commencement of our operations.

To date, we have primarily funded our operations through revenues from our license agreements, license and collaboration agreements, and a service agreement; the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock that we received as consideration for the License Agreement, dated July 16, 2014, between us and Intellia, LLC (now Intellia Therapeutics, Inc.) (the “Intellia License Agreement”); and the sale of our convertible preferred shares. As of June 30, 2021, we had approximately $129.5 million in cash and cash equivalents. Based on our current operating plan, we expect that our existing cash and cash equivalents, including net cash proceeds from the IPO of approximately $321.0 million received in July and August of 2021, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. See “—Liquidity, Capital Resources and Capital Requirements.”

Our net losses for the three months ended June 30, 2021 and 2020 were $14.3 million and $1.9 million, respectively. Our net losses for the six months ended June 30, 2021 and 2020 were $27.5 million and $11.7 million, respectively. We had an accumulated deficit of $58.3 million and $30.9 million as of June 30, 2021 and December 31, 2020, respectively. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. In addition, we will incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer liability insurance, investor relations, and other expenses that we did not incur as a private company. We anticipate that our expenses will increase substantially if and as we:

•
progress our ANTLER phase 1 clinical trial and advance further clinical development of our CB-010 product candidate;

•
continue our preclinical efforts and begin clinical development of our other product candidates, including CB-011, CB-012, and CB-020, and any other product candidates we identify and choose to develop;

•
hire additional clinical, quality control, and scientific personnel;

•
seek to identify additional research programs and additional product candidates;

•
further develop our genome-editing technologies;

•
acquire or in-license technologies;

•
expand, maintain, enforce, and defend our intellectual property estate;

•
seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•
establish and expand manufacturing capabilities and supply chain capacity for our product candidates;

•
add operational, legal, financial, and management information systems and personnel;

•
experience any delays, challenges, or other issues associated with any of the above, including the failure of clinical trials meeting endpoints, the generation of unanticipated preclinical study results or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;

•
make royalty, milestone, or other payments under current and any future in-license or assignment agreements;

•
establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and

•
operate as a public company.

We do not own or operate any manufacturing facilities and we outsource a substantial portion of our clinical trial studies to third parties. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes (“cGMP”), the plasmids, chRDNA guides, Cas proteins, and AAV6 vectors used in the manufacture of our CAR-T cells as well as the CAR-T cell therapies. We expect to rely on our CMOs in the future for the manufacturing of our product candidates to expedite readiness for future clinical trials and most of these CMOs have demonstrated capability in preparation of materials for commercialization. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.

Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability, and unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborations, strategic alliances, and licensing arrangements with third parties. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans when needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused governments worldwide to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, business shutdowns, and other measures. In response to the COVID-19 pandemic, starting on March 17, 2020, our entire workforce began working remotely pursuant to state, county, and city requirements. Additionally, for the period from April 6, 2020 to May 5, 2020, we reduced the salaries and workload of approximately 50% of our research employees who could not work in the lab during this period. Since May 2020, we have gradually brought back on site all of our research employees whose work must be performed in the lab and most of our non-research employees are currently working partially remotely and partially on site as of August 31, 2021. We have experienced no significant workforce reduction as a result of the COVID-19 pandemic.

We and our CMOs, contract research organizations (“CROs”), clinical trial sites, and other third-party vendors may face disruptions that could delay or otherwise affect our ability to initiate and complete preclinical studies or clinical trials as a result of the COVID-19 pandemic (including the emergence of COVID-19 variants). The COVID-19 pandemic has had an impact on our supply chain, although these issues have been alleviated in recent months. For example, in the early stages of the COVID-19 pandemic, we experienced delays in receiving healthy donor cells used in the manufacture of our CB-010 product candidate. We are currently receiving adequate supplies of donor cells.

Since the start of the COVID-19 pandemic, we have been and will continue to be focused on the safety of our employees. In response to the COVID-19 pandemic, we have instituted on-site protocols and procedures in accordance with guidance provided by the Centers for Disease Control and the State of California and regulations and guidelines promulgated by the County of Alameda and the City of Berkeley. As of August 31, 2021, our on-site employees are required to wear masks at all times when in common areas or in labs or offices with other employees. We have reconfigured several labs to accommodate social distancing. At this point in time, we do not know if or when we will bring our non-on-site functions back on site full-time.

In May 2020, we received a Paycheck Protection Plan (“PPP”) loan from the Small Business Administration (the “SBA”) in the amount of $1.6 million (the “PPP Loan”), which we used exclusively to pay employees’ salaries. In December 2020 we submitted an application to have the PPP Loan forgiven, and on May 22, 2021, the PPP Loan was forgiven in full by the SBA.

To the extent the COVID-19 pandemic adversely affects our business prospects, financial condition, and results of operation, it may also have the effect of exacerbating many of the other risks described or referenced in the section of the Final Prospectus titled “Risk Factors,” such as those relating to the timing and results of our planned and future clinical trials and our financing needs. See the section of the Final Prospectus titled “Risk Factors” for more information regarding the potential adverse impact of the COVID-19 pandemic on our business, results of operations, and financial condition.

Components of Results of Operations

Licensing and Collaboration Revenue

We have not generated any revenue from product sales to date and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval and commercialization, we may generate revenue in the future from product sales. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates if we succeed in obtaining regulatory approval for such product candidates.

To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties and related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payment to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenues. Revenues under such licensing and collaboration agreements were $1.5 million and $8.5 million for the three months ended June 30, 2021 and 2020, respectively, and $3.1 million and $10.2 million for the six months ended June 30, 2021 and 2020, respectively. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

For additional information about our revenue recognition policy related to our licensing and collaboration agreements, see Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

For the foreseeable future we expect substantially all of our revenue will be generated from licensing and collaboration agreements.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of internal and external expenses incurred in connection with the development of our product candidates, development of our platform technologies, and our in-licensing and assignment agreements.

External costs include:

•
costs associated with acquiring technology and intellectual property licenses that have no alternative future uses;

•
costs incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs and other third parties that conduct clinical trials on our behalf;

•
costs of supplying the components for, and the manufacturing of, our product candidates for use in our preclinical studies and clinical trials; and

•
other research and development costs, consisting of laboratory materials and supplies consulting services, and the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability.

Internal costs include:

•
employee-related costs, including salaries, benefits, and share-based compensation expense, for our research and development personnel; and

•
facilities and other overhead expenses, including expenses for rent and facilities maintenance and depreciation.

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. Payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our balance sheet. The capitalized amounts are recognized as expense as the goods are delivered or the related services are performed. Historically, we have not tracked external costs by clinical program. We intend to separately track certain external costs for each clinical program. However, we do not currently track, and do not intend to track, costs that are deployed across multiple programs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our CB-010 product candidate through clinical trials and later stages of development; conduct clinical trials for our other product candidates; seek regulatory approvals for any product candidates that successfully complete clinical trials; expand our research and development efforts and incur expenses associated with hiring additional personnel to support our research and development efforts; and seek to identify, in-license, acquire, and/or develop additional product candidates.

The successful development of CB-010, CB-011, CB-012, CB-020, and our other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of preclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:

•
sufficiency of our financial and other resources;

•
acceptance of our chRDNA genome-editing technology;

•
ability to develop differentiating features so that our products have a competitive edge;

•
completion of preclinical studies;

•
establishment, maintenance, enforcement, and defense of patent and other intellectual property rights;

•
our ability to not infringe, misappropriate, or otherwise violate third-party intellectual property rights;

•
clearance of INDs to initiate clinical trials;

•
successful enrollment in, and completion of, our clinical trials on our product candidates;

•
data from our clinical trials that support an acceptable risk-benefit profile of our product candidates for the intended patient populations and that demonstrate safety and efficacy;

•
entry into collaborations to further the development of our product candidates or for the development of new product candidates;

•
successful development of our internal process development and transfer to larger-scale facilities;

•
establishment of agreements with CMOs for clinical and commercial supplies and scaling up manufacturing processes and capabilities to support our clinical trials;

•
receipt of regulatory and marketing approvals from applicable regulatory authorities;

•
regulatory exclusivity for our product candidates;

•
establishing sales, marketing, and distribution capabilities and commercial launch of our product candidates if and when approved, whether by us or in collaboration with third parties;

•
maintenance of a continued acceptable safety profile of our products post-approval;

•
acceptance of our product candidates, if and when approved by the applicable regulatory authorities, by patients, the medical community, and third-party payors;

•
ability of our products to compete with other therapies and treatment options;

•
establishment and maintenance of healthcare coverage and adequate reimbursement; and

•
expanding indications and patient populations for our products.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
External costs:
Acquisition of technology and intellectual property licenses	$2,606	$171	$4,466	$811
Services provided by third-party CROs, CMOs, and other third parties that conduct preclinical studies and clinical trials on our behalf	3,835	3,623	6,694	7,132
Other research and development expenses	1,626	716	3,660	2,007
Total external costs	8,067	4,510	14,820	9,950
Internal costs:
Payroll and personnel expenses	2,769	1,985	5,204	4,141
Facilities and other allocated expenses	1,491	1,085	2,467	2,130
Total external costs	4,260	3,070	7,671	6,271
Total research and development expenses	$12,327	$7,580	$22,491	$16,221

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain of the patents and patent applications that we license from third parties. We are entitled to receive reimbursement of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications from third parties. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended June 30, 2021 and 2020, we recorded $2.4 million and $1.1 million, respectively, of patent reimbursements as a reduction to general and administrative expense. During the six months ended June 30, 2021 and 2020, we recorded $4.5 million and $2.2 million, respectively, of patent reimbursements as a reduction to general and administrative expense.

We expect that our general and administrative expenses will increase substantially in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as various incremental costs associated with operating as a public company (including increased legal, audit, and accounting fees, regulatory costs related to maintaining compliance with the rules and regulations of the SEC and the Nasdaq Global Select Market, director and officer liability insurance premiums, investor relations activities, and other accompanying compliance and governance costs). We also expect to increase the size of our administrative function to support the growth of our business.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and money market funds, interest expense for our capital lease and the promissory note related to our PPP Loan, change in the fair value of Intellia common stock in 2020, and other income from the sale of certain intellectual property rights. During the three and six months ended June 30, 2021 and 2020, other income (expense) consists primarily of interest income earned on cash and money market funds, interest expense on our capital lease, and extinguishment of the promissory note related to our PPP Loan.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Licensing and collaboration revenue	$1,476	$8,478	$(7,002)	-83%
Operating expenses
Research and development	12,327	7,580	4,747	63%
General and administrative	5,113	3,153	1,960	62%
Total operating expenses	17,440	10,733	6,707	62%
Loss from operations	(15,964)	(2,255)	(13,709)	608%
Other income (expense)
Interest income	46	11	35	318%
Interest expense	(2)	(5)	3	-60%
Gain on extinguishment of PPP Loan	1,584	-	1,584	100%
Other income	25	327	(302)	-92%
Total other income (expense)	1,653	333	1,320	396%
Net loss before provision for income taxes	(14,311)	(1,922)	(12,389)	645%
Benefit from income taxes	-	(50)	50	-100%
Net loss and comprehensive loss	$(14,311)	$(1,872)	$(12,439)	664%

Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased $7.0 million, or 83%, to $1.5 million for the three months ended June 30, 2021 from $8.5 million for the three months ended June 30, 2020. This decrease was primarily due to decreases of $7.5 million related to an Exclusive License Agreement entered into with a related party private company, as amended (the “Private Company License Agreement”) during the corresponding 2020 period, and $0.3 million related to completion of work under a Research Collaboration and License Agreement with Genus plc, as amended (the “Genus Agreement”), partially offset by increases of $0.5 million due to recognition of revenue under the AbbVie Agreement and $0.3 million related to other license agreements with various licensees.

The following table summarizes our revenue by licensee for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
AbbVie	$507	$—
Genus	-	281
Related party private company	-	7,500
Other licensing agreements	969	697
Total licensing revenue	$1,476	$8,478

Research and Development Expenses

Research and development expenses increased $4.7 million, or 63%, to $12.3 million for the three months ended June 30, 2021 from $7.6 million for the three months ended June 30, 2020. This increase was primarily related to increases of $1.9 million in costs associated with our intellectual property license and assignment agreements, $0.9 million related to the purchase of materials related to our preclinical programs, $0.8 million in payroll and personnel related expenses, $0.5 million due to the change in fair value of the MSKCC success payments liability, $0.4 million in facilities and other allocated expenses, and $0.2 million in external clinical trial-related activities and contract manufacturing activities for our product candidates.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 62%, to $5.1 million for the three months ended June 30, 2021 from $3.2 million for the three months ended June 30, 2020. This increase was primarily related to increases of $1.1 million in recruiting and personnel costs, $0.4 million in legal and accounting services, $0.3 million in facilities and maintenance expenses, and $0.1 million in costs of prosecuting and maintaining patents licensed from third parties.

Other Income (Expense)

Interest income increased by less than $0.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Interest expense decreased by less than $0.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Other income of $0.3 million for the three months ended June 30, 2020 was related to earned sale and assignment of patents and patent applications, which was not an ordinary business activity.

The PPP Loan was forgiven in May 2021, and we recognized gain on the PPP Loan extinguishment of $1.6 million for the three months ended June 30, 2021. No such gain was recognized for the three months ended June 30, 2020.

Income Tax

No income tax benefit or expense was recognized for the three months ended June 30, 2021. An income tax benefit of less than $0.1 million was recognized for the three months ended June 30, 2020, which was due primarily to the recognition of net operating loss carrybacks under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which generated a tax refund of taxes paid for the year ended December 31, 2018.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Licensing and collaboration revenue	$3,062	$10,178	$(7,116)	-70%
Operating expenses
Research and development	22,491	16,221	6,270	39%
General and administrative	9,709	6,641	3,068	46%
Total operating expenses	32,200	22,862	9,338	41%
Loss from operations	(29,138)	(12,684)	(16,454)	130%
Other income (expense)
Interest income	50	153	(103)	-67%
Interest expense	(8)	(8)	-	0%
Change in fair value of equity securities	-	(733)	733	-100%
Gain on extinguishment of PPP Loan	1,584	-	1,584	100%
Other income	42	348	(306)	-88%
Total other income (expense)	1,668	(240)	1,908	-795%
Net loss before provision for income taxes	(27,470)	(12,924)	(14,546)	113%
Benefit from income taxes	-	(1,252)	1,252	-100%
Net loss and comprehensive loss	$(27,470)	$(11,672)	$(15,798)	135%

Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased $7.1 million, or 70%, to $3.1 million for the six months ended June 30, 2021 from $10.2 million for the six months ended June 30, 2020. The decrease in licensing and collaboration revenue for the six months ended June 30, 2021 was primarily due to decreases of $7.5 million related to the Private Company License Agreement and $0.8 million related to completion of work under the Genus Agreement, partially offset by increases of $0.5 million due to recognition of revenue under the AbbVie Agreement and $0.7 million related to other license agreements with various licensees.

The following table summarizes our revenue by licensee for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
AbbVie	$507	$—
Genus	-	844
Related party private company	-	7,500
Other licensing agreements	2,555	1,834
Total licensing revenue	$3,062	$10,178

Research and Development Expenses

Research and development expenses increased $6.3 million, or 39%, to $22.5 million for the six months ended June 30, 2021 from $16.2 million for the six months ended June 30, 2020. This increase was primarily related to increases of $2.5 million in costs associated with our intellectual property license and assignment agreements, $1.7 million related to the purchase of materials for our preclinical programs, $1.2 million due to the change in fair value of the MSKCC success payments liability, $1.1 million in payroll and personnel related expenses, and $0.3 million in facilities and other allocated expenses, partially offset by a decrease of $0.4 million in external clinical trial-related activities and contract manufacturing activities for our product candidates.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 46%, to $9.7 million for the six months ended June 30, 2021 from $6.6 million for the six months ended June 30, 2020. This increase was primarily related to increases of $1.4 million in recruiting and personnel costs, $0.7 million in costs of prosecuting and maintaining patents licensed from third parties, $0.5 million in expenses related to accounting and financial services, and $0.4 million in facilities and other allocated expenses.

Other Income (Expense)

Interest income decreased by $0.1 million, or 67%, to less than $0.1 million for the six months ended June 30, 2021 from $0.2 million for the six months ended June 30, 2020. This decrease was primarily as a result of a decrease in average cash balances in our interest-bearing money market accounts and a decrease in average interest rates.

Interest expense has not changed for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

We recognized a $0.7 million change in fair value of our equity investment in Intellia common stock during the six months ended June 30, 2020. We sold Intellia common shares during the three months ended March 31, 2020, and there were no changes in fair value of other equity securities during the six months ended June 30, 2021. We have not held any Intellia shares since March 31, 2020.

Other income of $0.3 million for the six months ended June 30, 2020 was related to earned sale and assignment of patents and patent applications, which was not an ordinary business activity.

The PPP Loan was forgiven in May 2021, and we recognized a gain on the loan extinguishment of $1.6 million for the six months ended June 30, 2021. No such gain was recognized for the six months ended June 30, 2020.

Income Taxes

No income tax benefit or expense was recognized for the six months ended June 30, 2021. An income tax benefit of $1.3 million was recognized for the six months ended June 30, 2020, which was due primarily to the recognition of net operating loss carrybacks under the CARES Act, which generated a tax refund of taxes paid for the year ended December 31, 2018.

Liquidity, Capital Resources, and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through the sale of Series A, A-1, B, and C convertible preferred stock that generated approximately $150.1 million in aggregate net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock received under the Intellia License Agreement. Additionally, we received approximately $72.7 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $30.0 million that was received from AbbVie under the AbbVie Agreement.

As of June 30, 2021, we had cash and cash equivalents of $129.5 million. In March 2021, we received net proceeds of $108.8 million from our Series C convertible preferred stock financing and $30.0 million from AbbVie under the AbbVie Agreement. In July and August 2021 we received aggregate net proceeds of approximately $321.0 million from our IPO. We will continue to be dependent upon equity financing, debt financing, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no ongoing material financing commitments, such as lines of credit or guarantees that are expected to affect our liquidity over the next five years.

Based on our current operating plan, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. We have based these estimates on our current assumptions that may require future adjustments based on our ongoing business decisions.

Funding Requirements

Our primary use of cash is to fund operating expenses and research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses.

Our future funding requirements will depend on many factors, including the following:

•
the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our product candidates;

•
the clinical development plans we establish for these product candidates;

•
the number and characteristics of product candidates that we develop;

•
the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;

•
the outcome, timing, and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

•
whether we enter into any additional collaboration agreements and the terms of any such agreements;

•
the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;

•
the extent to which we acquire or in-license other product candidates and technologies;

•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our products when we file for regulatory approval or thereafter;

•
the effect of competing technological and market developments;

•
the cost and timing of completion of commercial-scale outsourced manufacturing activities or the cost and timing of completion of clinical-scale and/or commercial-scale internal manufacturing activities;

•
the cost of establishing sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products without a partner;

•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•
the achievement of milestones or occurrence of other developments that trigger payments by third parties under any collaboration or licensing agreements;

•
our implementation of various computerized informational systems and efforts to enhance operational systems;

•
the impact of the COVID-19 pandemic on our clinical development or operations; and

•
the costs associated with being a public company.

Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.

If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, and licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us.

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$3,837	$(16,448)
Cash provided by (used in) investing activities	(506)	6,967
Cash provided by financing activities	110,286	1,541
Net increase (decrease) in cash and cash equivalents	$113,617	$(7,940)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2021 and net cash used in operating activities was $16.4 million for the six months ended June 30, 2020.

Cash provided by operating activities in the six months ended June 30, 2021 was primarily due to our net loss for the year of $27.5 million adjusted by non-cash charges of $2.0 million and net changes in our net operating assets and liabilities of $29.3 million. Our non-cash charges were comprised of a change in the fair value of success payments liability of $1.2 million, $1.0 million of acquired in-process research development accrued at period end, $0.9 million of stock-based compensation, and $0.5 million of depreciation and amortization expense, which were offset by the PPP Loan extinguishment gain upon the loan forgiveness of $1.6 million. The changes in our net operating assets and liabilities were due to increases of $31.8 million in deferred revenue, $1.0 million in accounts payable, $1.0 million in accrued expenses and other current liabilities, $0.7 million in deferred rent and lease incentive liability, and a decrease of $0.5 million in contract assets, offset by increases of $3.9 million in other receivables and $1.8 million in prepaid expenses and other current assets.

Cash used in operating activities in the six months ended June 30, 2020 was primarily due to our net loss for the year of $11.7 million adjusted by non-cash charges of $5.4 million and net changes in our net operating assets and liabilities of $0.6 million. Our non-cash charges were comprised of a change in the fair value of equity securities of $0.7 million, $0.5 million of stock-based compensation, $0.5 million of depreciation and amortization expense, and $0.4 million of acquired in-process research and development, which were offset by receipt of non-cash consideration for licensing and collaboration revenue in the amount of $7.5 million. The changes in our net operating assets and liabilities were primarily due to decreases of $1.6 million in prepaid expenses and other current assets, $0.5 million in other receivables, $0.4 million in contract assets, and an increase of $0.3 million in accounts payable, partially offset by decreases of $0.9 million in accrued expenses and other current liabilities, $0.6 million in deferred revenue, $0.5 million in other liabilities, and $0.3 million in deferred tax liabilities.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $0.5 million and during the six months ended June 30, 2020, cash provided by investing activities was $7.0 million.

Cash used by investing activities for the six months ended June 30, 2021 was primarily due to our purchases of property and equipment of $0.5 million.

Cash provided by investing activities for the six months ended June 30, 2020 was primarily due to our receipt of $7.7 million in proceeds from the sale of our investment in Intellia common stock, offset by purchases of property and equipment of $0.3 million and cash paid for acquisition of in-process research and development of $0.4 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2021 and 2020, cash provided by financing activities was $110.3 million and $1.5 million, respectively.

Cash provided by financing activities for the six months ended June 30, 2021 was primarily due to our receipt of net proceeds from the issuance of Series C convertible preferred stock in the amount of $108.8 million, proceeds from the exercise of our common stock options of $1.1 million, and repayment of the promissory note issued to the Company’s President and Chief Executive Officer in the amount of $1.2 million, partially offset by principal payments for a capital lease of $0.1 million and payment of deferred issuance costs of $0.7 million.

Cash provided by financing activities for the six months ended June 30, 2020 was primarily due to our receipt of proceeds from the PPP Loan in the amount of $1.6 million, offset by principal payments for a capital lease of $0.1 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of June 30, 2021:

	Less Than		Due by Period	More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)
Operating leases (1)	$3,432	$7,192	$7,901	$24,959	$43,484
Total obligation (2)	$3,432	$7,192	$7,901	$24,959	$43,484

(1)
The operating lease obligations are primarily related to the facility lease for our corporate headquarters and research and development facility in Berkeley, California, which was amended on March 31, 2021 to include additional office and laboratory space and to extend the lease term to March 31, 2031.
(2)
Excludes payment obligations under our in-license and assignment agreements as of June 30, 2021, which are contingent upon our achievement of predefined clinical, regulatory, and commercial milestones; in the case of the MSKCC Agreement, changes in the price of our common stock and any change in control; and royalties on net product sales. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about these payment obligations.

Other Contractual Obligations

We enter into contracts in the normal course of business with suppliers, CMOs, CROs, clinical trial sites, and the like.

These agreements provide for termination at the request of either party with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material and they are not included in the table above.

We have not included milestones, royalty, or other payments due under our existing license agreements in the table above due to the uncertainty of the occurrence of the events requiring payment under those agreements.

We entered into an Exclusive License Agreement with MSKCC in November 2020, under which we exclusively licensed certain know-how, materials, and intellectual property in a specified field related to our CB-012 program. We are obligated to make success payments to MSKCC of up to $35.0 million if our stock price increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock compared with $5.1914 per share, which is the split-adjusted initial price at which our Series B convertible preferred stock was sold, as adjusted for any future stock splits, during a specified time interval. The relevant time interval commences when the first patient is dosed with our CB-012 product candidate in the first phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our, or our affiliates’ or licensees’, biologics license application by the FDA for our CB-012 product candidate or 10 years from the date the first patient was dosed with CB-012 in the first phase 1 clinical trial. Additionally, if we undergo a change of control during the specified time interval, a change of control payment may be owed, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid. In no event will the combination of success payments and the change of control payment exceed $35.0 million. The relevant time period during which MSKCC is eligible for success payments and a change of control payment has not yet commenced. As of June 30, 2021 and December 31, 2020, the timing and likelihood of triggering success payments are uncertain and therefore any related payments are not included in the tables above.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under applicable SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2020, and the related notes included in the Final Prospectus. Since the date of such financial statements, there have been no material changes to our significant accounting policies other than those described in Note 2 of the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Recently Issued Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for more information regarding recently issued accounting pronouncements.

Indemnification Agreements

As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As described in “Recently adopted accounting pronouncements” in the condensed consolidated financial statements included elsewhere in this Quarterly Report, we early adopted multiple accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is allowed by the accounting standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities.

We had cash and cash equivalents of $129.5 million as of June 30, 2021, which consisted of bank deposits and money market mutual funds. The primary objective of our investment activities is to preserve capital to fund our operations while earning a low-risk return. Because our money market mutual funds are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a hypothetical 1% change in market interest rates during any of the periods presented would not have had a significant impact on the total value of our portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with vendors that are located outside of the United States and our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and research and development costs. We do not believe that inflation had a material effect on our business, results of operations, or financial condition during the three and six months ended June 30, 2021 and 2020.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors. We are not currently a party to any legal proceeding, the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

Intellia Arbitration

On October 16, 2018, Intellia initiated an arbitration proceeding (the “Intellia Arbitration”) with JAMS asserting that we had violated the terms and conditions of the Intellia License Agreement. The Intellia Arbitration involved whether two patent families relating, respectively, to CRISPR-Cas9 chRDNA guides and Cas9 scaffolds, are included in the Intellia License Agreement. On September 19, 2019, we received an interim award from the arbitration panel determining that the two patent families are included in the Intellia License Agreement, but the panel granted us an exclusive leaseback to Cas9 chRDNA guides under economic terms to be negotiated by the parties. On February 6, 2020, the arbitration panel clarified that the leaseback relates solely to our CB-010 product candidate, and instructed the parties to negotiate economic terms based on a leaseback of that scope. On June 16, 2021, we entered into a leaseback agreement with Intellia, which resolved the dispute, and, on July 21, 2021, the arbitration panel dismissed the Intellia Arbitration with prejudice. See Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in the Final Prospectus. The risks described in the Final Prospectus are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2021

The following list sets forth information regarding all unregistered securities sold by us during the three months ended June 30, 2021:

•
In May 2021, we granted stock options to purchase an aggregate of 356,504 shares of our common stock at a weighted-average exercise price of $5.27 to employees and directors.
•
In June 2021, we granted stock options to purchase an aggregate of 540,327 shares of our common stock at a weighted-average exercise price of $5.27 to employees and directors.
•
During the three-month period ended June 30, 2021, we issued an aggregate of 1,037,979 shares of our common stock to current and former employees, officers, and consultants upon their exercise of stock options, for aggregate cash consideration of approximately $0.6 million.

The issuances of the above securities were exempt either pursuant to Rule 701 under the Securities Act, as transactions pursuant to compensatory benefit plans, or pursuant to Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering.

Use of Proceeds from our IPO

On July 22, 2021, our Registration Statement on Form S-1 (File No. 333-257604) relating to our IPO of our common stock was declared effective by the SEC. On July 22, 2021, we filed a second Registration Statement on Form S-1 (File No. 333-258105) pursuant to Rule 462(b) of the Securities Act, which was effective immediately upon filing.

On July 27, 2021, we closed our IPO and issued and sold 19,000,000 shares of our common stock at a price to the public of $16.00 per share, and on August 9, 2021 we issued and sold an additional 2,850,000 shares of our common stock pursuant to the underwriters’ full exercise of their over-allotment option to purchase additional shares, at the public offering price of $16.00 per share, for aggregate gross proceeds of $349.6 million. BofA Securities, Inc., Citigroup Global Markets Inc., and SVB Leerink LLC acted as joint book-running managers for the IPO and as representatives of the underwriters.

The net proceeds from the IPO to us, after deducting underwriting discounts and commissions and offering expenses of $28.6 million, were $321.0 million. No IPO expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. We are holding a significant portion of the balance of the net proceeds from our IPO in money market mutual funds. There has been no material change in our planned use of the net proceeds from our IPO described in the Final Prospectus.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Caribou Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021)

3.2	Amended and Restated Bylaws of Caribou Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021)
10.1†

Leaseback Agreement, dated June 16, 2021, by and between the Registrant and Intellia Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (File No. 333-257604) filed with the SEC on July 19, 2021).

10.2†

Amendment No. 3 to the Exclusive License Agreement, dated April 16, 2021, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 33-257604) filed with the SEC on July 1, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: September 2, 2021	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2021	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)