Form 10-Q
period 2022-06-30
Caribou Biosciences, Inc.
filed 2022-08-09
CIK 1619856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 60,840,446 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,146	$240,420
Marketable securities, short-term	227,778	135,412
Accounts receivable	524	1,153
Contract assets	2,093	1,488
Other receivables	3,094	5,483
Prepaid expenses and other current assets	7,293	7,236
Total current assets	352,928	391,192
NON-CURRENT ASSETS
Investments in equity securities	7,728	7,626
Marketable securities, long-term	26,152	37,676
Property and equipment, net	8,006	4,887
Operating lease, right of use assets	25,250	—
Other assets	1,303	975
TOTAL ASSETS	$421,367	$442,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$426	$3,990
Accrued expenses and other current liabilities	14,910	13,136
Lease liabilities	877	—
Deferred revenue ($150 and $0 from related party, respectively)	12,642	8,703
Total current liabilities	28,855	25,829
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($0 and $100 from related party, respectively)	15,626	22,032
Deferred rent and lease incentive liability	—	2,097
MSKCC success payments liability	1,432	4,080
Lease liabilities, non-current	27,090	—
Other liabilities	—	17
Deferred tax liabilities	475	476
Total liabilities	73,478	54,531
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 60,838,370 and 60,263,158 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in-capital	493,043	485,748
Accumulated other comprehensive loss	(1,581)	(135)
Accumulated deficit	(143,579)	(97,794)
Total stockholders’ equity	347,889	387,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,367	$442,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Licensing and collaboration revenue	$4,192	$1,476	$6,856	$3,062
Operating expenses:
Research and development	22,579	12,327	36,503	22,491
General and administrative	10,044	5,113	19,637	9,709
Total operating expenses	32,623	17,440	56,140	32,200
Loss from operations	(28,431)	(15,964)	(49,284)	(29,138)
Other income (expense):
Change in fair value of equity securities	(16)	—	(104)	—
Change in fair value of the MSKCC success payments liability	1,052	—	2,648	—
Gain on extinguishment of PPP Loan	—	1,584	—	1,584
Other income, net	698	69	955	84
Total other income (expense)	1,734	1,653	3,499	1,668
Net loss	(26,697)	(14,311)	(45,785)	(27,470)
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities, net of tax	(492)	—	(1,446)	—
Net comprehensive loss	$(27,189)	$(14,311)	$(47,231)	$(27,470)
Net loss per share, basic and diluted	$(0.44)	$(1.39)	$(0.75)	$(2.78)
Weighted-average common shares outstanding, basic and diluted	60,757,689	10,261,770	60,652,532	9,882,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
BALANCE—December 31, 2021	—	$—	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock under employee stock plans	—	—	36,596	—	361	—	—	361
Issuance of common stock on exercise of options	—	—	389,855	—	629	—	—	629
Stock-based compensation expense	—	—	—	—	3,024	—	—	3,024
Net loss	—	—	—	—	—	—	(19,088)	(19,088)
Other comprehensive loss	—	—	—	—	—	(954)	—	(954)
BALANCE—March 31, 2022	—	$—	60,689,609	$6	$489,762	$(1,089)	$(116,882)	$371,797
Issuance of common stock on exercise of options	—	—	148,761	—	363	—	—	363
Stock-based compensation expense	—	—	—	—	2,918	—	—	2,918
Net loss	—	—	—	—	—	—	(26,697)	(26,697)
Other comprehensive loss	—	—	—	—	—	(492)	—	(492)
BALANCE—June 30, 2022	—	$—	60,838,370	$6	$493,043	$(1,581)	$(143,579)	$347,889

BALANCE—December 31, 2020	7,766,582	$41,323	9,710,830	$1	$7,433	$—	$(30,871)	$(23,437)
Issuance of Series C convertible preferred stock, net of issuance costs of $6.2 million	6,663,940	108,827	—	—	—	—	—	—
Issuance of common stock on exercise of options	—	—	584,614	—	564	—	—	564
Stock-based compensation expense	—	—	—	—	343	—	—	343
Net loss	—	—	—	—	—	—	(13,159)	(13,159)
BALANCE—March 31, 2021	14,430,522	$150,150	10,295,444	$1	$8,340	$—	$(44,030)	$(35,689)
Repayment of promissory note	—	—	—	—	1,150	—	—	1,150
Issuance of common stock on exercise of options	—	—	1,037,979	—	566	—	—	566
Stock-based compensation expense	—	—	—	—	593	—	—	593
Net loss	—	—	—	—	—	—	(14,311)	(14,311)
BALANCE—June 30, 2021	14,430,522	$150,150	11,333,423	$1	$10,649	$—	$(58,341)	$(47,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,785)	$(27,470)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	666	451
Loss on disposal of fixed assets	—	3
Non-cash consideration for licensing and collaboration revenue	(205)	—
Change in fair value of equity securities	104	—
Stock-based compensation expense	5,942	936
Change in fair value of MSKCC success payments liability	(2,648)	1,181
Acquired in-process research and development	300	1,000
Extinguishment of PPP Loan	—	(1,578)
Amortization of investment premiums	449	—
Non-cash lease expense	1,000	—
Changes in operating assets and liabilities:
Accounts receivable	629	148
Contract assets	(606)	498
Other receivables	2,388	(3,894)
Prepaid expenses and other current assets	(347)	(1,842)
Other assets	(326)	(151)
Accounts payable	(3,557)	1,031
Accrued expenses and other current liabilities	1,117	1,009
Deferred revenue, current and long-term	(2,470)	31,791
Deferred rent and lease incentive liability	—	738
Operating lease liabilities	(182)	—
Other liabilities	(15)	(14)
Net cash (used in) provided by operating activities	(43,546)	3,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	99,009	—
Purchases of marketable securities	(181,746)	—
Purchases of property and equipment	(3,343)	(506)
Net cash used in investing activities	(86,080)	(506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	108,827
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	1,352	1,130
Repayment of promissory note	—	1,150
Payments on capital lease	—	(119)
Payment of deferred issuance costs	—	(702)
Net cash provided by financing activities	1,352	110,286
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(128,274)	113,617
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	240,420	15,953
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$112,146	$129,570
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$112,146	$129,524
Restricted cash	46	46
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$112,192	$129,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$11

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment included in accrued expenses and other current liabilities	$707	$869
Deferred issuance costs related to initial public offering unpaid at period end	$—	$1,884
Acquired in-process research and development accrued	$300	$1,000
Extinguishment of PPP Loan	$—	$1,578
Right-of-use-assets obtained in exchange for new operating lease liabilities	$26,249	$—

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

Liquidity

We have incurred net losses and negative cash flows from operations since our inception and we had an accumulated deficit of $143.6 million as of June 30, 2022. During the six months ended June 30, 2022, we incurred a net loss of $45.8 million and used $43.5 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of our product candidates and on our achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $366.1 million as of June 30, 2022, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our condensed consolidated financial statements.

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

Licensees that represent 10% or more of our revenue and accounts receivable and contract assets are as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Six Months Ended		As of	As of
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	December 31, 2021
Licensee A	13.8%	36.3%	16.1%	35.2%	22.3%	24.6%
Licensee B	68.3%	34.3%	55.4%	16.5%	60.3%	45.1%
Licensee C	*	11.3%	*	*	*	*
Licensee D	*	*	*	20.1%	*	*
Total	82.1%	81.9%	71.5%	71.8%	82.6%	69.7%

*Less than 10%

We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for doubtful accounts or contract asset impairment was recorded as of June 30, 2022 or December 31, 2021.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment are as follows:

Computers	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is recorded in the statements of operations. Repairs and maintenance are expensed as incurred.

Leases

We adopted the guidance under ASC 842 on January 1, 2022 using the modified retrospective approach with a cumulative-effect adjustment as of January 1, 2022 in accordance with the Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). We determine whether an arrangement is or contains a lease at the inception of the arrangement and whether such a lease is classified as a finance lease or operating lease at the commencement date of the lease. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities, and long-term lease liabilities. We elected not to recognize the right-of-use assets and lease liabilities for leases with lease terms of 12 months or less (short-term leases). Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in our lease contracts is not readily determinable, we utilize a collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Certain adjustments to the right-of-use assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the right-of-use assets are impaired. There was no cumulative-effect adjustment recorded to retained earnings on January 1, 2022.

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

As of June 30, 2022 and December 31, 2021, we had no finance leases. For more information about the impact of adoption and disclosures on our leases, see Note 9.

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

Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the three and six months ended June 30, 2022. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Commercial paper ($50,370 included in cash and cash equivalents)	$173,738	$—	$173,738	$—
U.S. Treasury bills ($6,995 included in cash and cash equivalents)	82,064	82,064	—	—
Money market fund investments (included in cash and cash equivalents)	53,583	53,583	—	—
Corporate debt securities	34,152	—	34,152	—
U.S. government agency bonds ($1,199 included in cash and cash equivalents)	22,539	—	22,539	—
Total fair value of assets	$366,076	$135,647	$230,429	$—

Liabilities:
MSKCC success payments liability	$1,432	$—	$—	$1,432
Total fair value of liabilities	$1,432	$—	$—	$1,432

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market fund investments (included in cash and cash equivalents)	$181,528	$181,528	$—	$—
Commercial paper ($58,892 included in cash and cash equivalents)	141,676	—	141,676	—
Corporate debt securities	38,649	—	38,649	—
U.S. Treasury bills	26,590	26,590	—	—
U.S. government agency bonds	25,065	—	25,065	—
Total fair value of assets	$413,508	$208,118	$205,390	$—

Liabilities:
MSKCC success payments liability	$4,080	$—	$—	$4,080
Total fair value of liabilities	$4,080	$—	$—	$4,080

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of June 30, 2022 and December 31, 2021 are presented in the following tables (in thousands):

	As of June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper ($50,370 included in cash and cash equivalents)	$174,478	$2	$(742)	$173,738
U.S. Treasury bills ($6,995 included in cash and cash equivalents)	82,742	6	(684)	82,064
Money market investments (included in cash equivalents)	53,583	—	—	53,583
Corporate debt securities	34,152	—	—	34,152
U.S. government agency bonds ($1,199 included in cash and cash equivalents)	22,702	11	(174)	22,539
Total cash equivalents and marketable securities	$367,657	$19	$(1,600)	$366,076

Classified as:
Cash and cash equivalents				$112,146
Marketable securities, short-term				227,778
Marketable securities, long-term				26,152
Total cash equivalents and marketable securities				$366,076

	As of December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market investments (included in cash equivalents)	$181,528	$-	$—	$181,528
Commercial paper ($58,892 included in cash equivalents)	141,726	1	(51)	141,676
U.S. government agency bonds	25,102	-	(37)	25,065
Corporate debt securities	38,661	4	(16)	38,649
U.S. Treasury bills	26,626	1	(37)	26,590
Total cash equivalents and marketable securities	$413,643	$6	$(141)	$413,508

Classified as:
Cash and cash equivalents				$240,420
Marketable securities, short-term				135,412
Marketable securities, long-term				37,676
Total cash equivalents and marketable securities				$413,508

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2021	$4,080
Change in fair value	(2,648)
Balance at June 30, 2022	$1,432

Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires (Note 4). We recorded $1.1 million and $0.5 million change in fair value of the MSKCC success payments liability in other income (expense) and research and development expense in our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022 and 2021, respectively. We recorded $2.6 million and $1.2 million change in fair value of the MSKCC success payments liability in other income (expense) and research and development expense in our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022 and 2021, respectively.

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

	As of June 30, 2022	As of December 31, 2021
Fair value of common stock	$5.430	$15.090
Risk-free interest rate	2.98%	1.52%
Expected volatility	82%	75%
Probability of achieving multiple of Initial Share Price	2.6% to 8.7%	7.0% to 20.9%
Expected term (years)	4.8 to 6.2	4.2 to 5.5

The computation of expected volatility is estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the estimated timing of our phase 1 clinical trial for our CB-012 product candidate utilizing the know-how, biological materials, and intellectual property licensed under the MSKCC Agreement and the estimated timing of marketing approval for this product candidate from the U.S. Food and Drug Administration (“FDA”). In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the MSKCC success payments liability.

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

For the three months ended June 30, 2022 and 2021, we incurred $0.2 million and $0.7 million, respectively, for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, we incurred $0.5 million and $1.0 million, respectively, for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our condensed consolidated statements of operations and comprehensive loss.

For the three months ended June 30, 2022 and 2021, we reimbursed UC $1.0 million and $3.3 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, we reimbursed UC $3.3 million and $6.5 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (“IMA”) relating to the CVC IP. Under the IMA, CRISPR Therapeutics AG (“CRISPR”) reimburses us 50% of the amounts we reimburse UC for patent prosecution and maintenance costs of the CVC IP. For the three months ended June 30, 2022 and 2021, CRISPR reimbursed us $0.5 million and $1.6 million, respectively, which we recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, CRISPR reimbursed us $1.6 million and $3.2 million, respectively, which we recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.

Memorial Sloan Kettering Cancer Center

On November 13, 2020, we entered into an Exclusive License Agreement with MSKCC (the “MSKCC Agreement”), under which we exclusively licensed know-how, biological materials, and patent families relating to fully-human single-chain variable fragments targeting C-type lectin-like molecule-1 (CLL-1; also known as CD371) for use in T cells, NK cells, and genome-edited induced pluripotent stem cells (“iPSCs”) for allogeneic CLL-1-targeted cell therapies (currently used in our CB-012 product candidate). We paid MSKCC an upfront payment of $0.5 million in cash and $2.1 million in stock. For each licensed CLL-1 product, we may owe potential clinical, regulatory, and commercial milestone payments totaling $112.0 million. In addition, in the event we, our affiliates, or sublicensees, receive regulatory approval for a licensed CLL-1 product, we will owe low- to mid-single-digit percent royalties on net sales by us, our affiliates, and our sublicensees. Our license from MSKCC includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The percentage owed decreases as our licensed CLL-1 product candidate moves through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if our licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for paying a percentage of licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet by specified dates, which may be extended upon payment of additional fees.

MSKCC is entitled to certain success payments if our common stock fair value increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock to $5.1914 per share, adjusted for any future stock splits (the “Initial Share Price”), during a specified time period. Under the MSKCC Agreement, as a publicly traded company, our common stock fair value is determined by any given 45-day volume weighted-average trading price. At our option, success payments to MSKCC may be made in cash or common stock. The relevant time period commences when the first patient is dosed with a licensed CLL-1 product candidate in the first phase 1 clinical trial and ends upon the earlier of the third anniversary from the approval of our, or our affiliate’s, or sublicensee’s biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with a licensed CLL-1 product candidate in the first phase 1 clinical trial. The aggregate success payments will not exceed $35.0 million. Additionally, if we undergo a change of control during the specified time period, we may owe a change of control payment, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid by us to MSKCC. In no event will the combination of success payments and the change of control payment owed to MSKCC exceed $35.0 million.

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

As of June 30, 2022, the estimated fair value of the total success payments obligation to MSKCC was $1.4 million, which was included in long-term liabilities in our condensed consolidated balance sheets. For the three months ended June 30, 2022 and 2021, we recognized a $1.1 million and $0.5 million, respectively, change in fair value of the MSKCC success payments liability, which was recorded in other income (expense) in our condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, we recognized a $2.6 million and $1.2 million, respectively, change in fair value of the MSKCC success payments liability, which was recorded in other income (expense) in our condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended June 30, 2022 and 2021, we reimbursed Intellia $0.2 million and less than $0.1 million, respectively, which was recorded as general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2022 and 2021, we reimbursed Intellia $0.4 million and less than $0.1 million, respectively, which was recorded as general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2022 and 2021, Intellia reimbursed us $0.2 million and $0.8 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. During the six months ended June 30, 2022 and 2021, Intellia reimbursed us $0.5 million and $1.3 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. The term of the Intellia License Agreement continues for the life of the licensed patents and patent applications; provided, however, either party may terminate the agreement upon the occurrence of certain events.

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

Pioneer Hi-Bred International, Inc. (now Corteva Agriscience)

On July 13, 2015, we and Pioneer Hi-Bred International, Inc. (“Pioneer”) (now Corteva Agriscience), then a DuPont company (“DuPont”), entered into an Amended and Restated Collaboration and License Agreement, as amended (the “Pioneer Agreement”). Under the terms of the Pioneer Agreement, we and Pioneer cross licensed CRISPR intellectual property portfolios. Pioneer granted us an exclusive worldwide license, with the right to sublicense, to its CRISPR intellectual property in the field of research tools, as well as a non-exclusive worldwide license to such intellectual property in human and animal therapeutics, industrial biotechnology, certain agriculture segments, and other fields; and we granted Pioneer an exclusive worldwide license, with the right to sublicense, to our CRISPR intellectual property, including the CVC IP, in a defined field of agriculture relating to specified row crops, as well as a non-exclusive worldwide license to the intellectual property in other agricultural applications, industrial biotechnology, nutrition and health, and other fields. The Pioneer Agreement continues until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed intellectual property; provided, however, that the parties may terminate the Pioneer Agreement by mutual consent or either party may unilaterally terminate the Pioneer Agreement in the event of an uncured breach of a payment obligation, bankruptcy, or failure to maintain or own licensed intellectual property by the other party if the non-breaching party is materially adversely affected by the failure. We are obligated to pay low-single-digit percent royalties to Pioneer for the sales of our products in the research tools field as well as certain sublicensing revenues in that field. We are eligible to receive milestone payments from Pioneer if certain regulatory and commercial milestones are met related to specified row crops, for a total of up to $22.4 million, as well as to receive low-single-digit percent royalties for sales of defined agricultural products and certain sublicensing revenues in that field. In March 2021, we received a milestone payment of $0.3 million from Pioneer. Initially, Pioneer owned the patents and patent applications developed under the collaboration, including the chRDNA patent family, and granted us an exclusive license to these patents and patent applications in the fields of research tools and therapeutics.

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

For the three and six months ended June 30, 2022, and for the three months ended June 30, 2021, we did not incur any expenses for payments we owe to Pioneer related to licensing revenues. For the six months ended June 30, 2021, we incurred $0.8 million for payments we owed to Pioneer related to licensing revenues, which were recorded as a research and development expense in our condensed consolidated statements of operations and comprehensive loss.

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

The transaction price we received under the AbbVie Agreement associated with the first two Program Slots consisted of a $30.0 million upfront cash payment and the estimated variable consideration related to our performance of preclinical, development, and manufacturing activities under the collaboration and the developmental and regulatory milestone payments. We constrain the estimated variable consideration if we assess that it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. We constrained all developmental and regulatory milestone payments as of June 30, 2022. The transaction price is reevaluated at the end of each reporting period and as changes in circumstances occur. We determined that the licenses we granted to AbbVie and our participation in the joint governance committee are not capable of being distinct from the preclinical research, development, and manufacturing activities and therefore are combined into one performance obligation. We recognize revenue based on the measure of progress using an estimated cost-based input method each reporting period.

We received an upfront cash payment of $30.0 million from AbbVie during the year ended December 31, 2021. We recognized short-term deferred revenue in the amount of $12.1 million and long-term deferred revenue in the amount of $13.1 million related to this upfront cash payment in our condensed consolidated balance sheets as of June 30, 2022. We recognized short-term deferred revenue in the amount of $8.3 million and long-term deferred revenue in the amount of $19.1 million related to these payments in our consolidated balance sheets as of December 31, 2021.

We recognized $2.9 million and $0.5 million in revenue for the three months ended June 30, 2022 and 2021, respectively, relating to the AbbVie Agreement. We recognized $3.8 million and $0.5 million in revenue for the six months ended June 30, 2022 and 2021, respectively, relating to the AbbVie Agreement. As of June 30, 2022, and December 31, 2021, we also recorded $0.4 and $1.0 million in accounts receivable, respectively, and $1.1 and $0.2 million, respectively, in contract assets in our condensed consolidated balance sheets.

5. Revenue

Disaggregation of Revenue

We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following is a summary of revenue by geographic location for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$4,183	$1,476	$6,795	$2,951
Rest of world	9	—	61	111
Total	$4,192	$1,476	$6,856	$3,062

During the three months ended June 30, 2022, we recognized $1.3 million of revenue related to performance obligations satisfied at a point in time, and we recognized $2.9 million of revenue related to performance obligations satisfied over time.

During the three months ended June 30, 2021, we recognized $1.0 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.5 million of revenue related to performance obligations satisfied over time.

During the six months ended June 30, 2022, we recognized $3.1 million of revenue related to performance obligations satisfied at a point in time, and we recognized $3.8 million of revenue related to performance obligations satisfied over time.

During the six months ended June 30, 2021, we recognized $2.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.5 million of revenue related to performance obligations satisfied over time.

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

The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2022 (in thousands):

	Balance as of December 31, 2021	Additions	Deductions	Balance as of June 30, 2022
Accounts receivable	$1,153	$3,582	$(4,211)	$524

Contract assets:
Unbilled accounts receivable	$1,488	$3,587	$(2,982)	$2,093

Contract liabilities:
Deferred revenue, current and long-term	$30,735	$2,170	$(4,640)	$28,265

Unbilled accounts receivable increased during the six months ended June 30, 2022, primarily due to the increase in unbilled research costs under the AbbVie Agreement in the amount of $0.9 million.

Deferred revenue decreased during the six months ended June 30, 2022, primarily due to a higher amount of revenue recognized compared to the amount of additional billings during the six months ended June 30, 2022.

During the six months ended June 30, 2022 and 2021, we recognized $2.5 million and $0.1 million of revenue, respectively, which were included in the opening contract liabilities balances as of December 31, 2021 and 2020, respectively.

Transaction Prices Allocated to Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of June 30, 2022 was approximately $44.0 million. We expect to recognize approximately $12.6 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Costs

We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

6. Balance Sheet Items

Other receivables consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Patent cost reimbursements	$2,517	$4,702
Accrued interest on marketable securities	574	226
Other	3	555
Total	$3,094	$5,483

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid contract manufacturing and clinical costs	$4,062	$2,714
Prepaid insurance	276	1,897
Prepaid income taxes	1,545	1,486
Prepaid rent	—	468
Other	1,410	671
Total	$7,293	$7,236

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment	$9,957	$6,848
Leasehold improvements	1,725	1,701
Computer equipment	598	273
Furniture and equipment	161	133
Construction in progress	298	9
Total property and equipment, gross	12,739	8,964
Less: accumulated depreciation and amortization	(4,733)	(4,077)
Property and equipment, net	$8,006	$4,887

Depreciation and amortization expenses related to property and equipment were $0.4 and $0.2 million, respectively, for the three months ended June 30, 2022 and 2021. Depreciation and amortization expenses related to property and equipment were $0.7 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and related expenses	$3,626	$4,225
Accrued research and development expenses	8,017	4,065
Accrued patent expenses	1,031	3,213
Accrued expenses related to sublicensing revenues	500	586
Credit card liability	—	259
Other	1,736	788
Total	$14,910	$13,136

7. Related Party Transactions

Private Company, Related Party

On May 15, 2020, we entered into an Exclusive License Agreement, as amended, with a private company, related party (the “Private Company License Agreement”), under which we granted the private company an exclusive worldwide license to certain CRISPR intellectual property rights and know-how in a defined field. As consideration for the exclusive license, the private company issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in the private company and entitles us to hold one of the four private company’s board of director seats and to jointly vote with another stockholder on a second board of director seat. As of June 30, 2022, we have appointed one of the four directors of the private company. We concluded that the private company is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As the private company’s convertible preferred stock is not in substance common stock, we record this investment using the measurement alternative in accordance with ASC 321, Investments–Equity Securities. Under the measurement alternative, our investment in the private company’s convertible preferred stock was initially recorded at its estimated fair value, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the private company. As of each of June 30, 2022 and December 31, 2021, the carrying value of the investment was $7.5 million. There have been no changes to the carrying value of the investment during the three months ended June 30, 2022. We did not recognize any revenue in connection with the Private Company License Agreement for each of the three and six months ended June 30, 2022 and 2021.

Scientific Advisory Board Payments

Dr. Jennifer A. Doudna, a co-founder and stockholder of the Company, receives compensation for participating on our scientific advisory board (the “SAB”). During each of the three and six months ended June 30, 2022 and 2021, we paid Dr. Doudna less than $0.1 million for her participation on our SAB.

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

9. Commitments and Contingencies

Facility Lease Agreements

We lease laboratory and office space under noncancellable operating agreements. In March 2021, we entered into a ten-year lease agreement, which superseded and replaced our prior lease, as amended, for our corporate headquarters and the new lease included additional office and laboratory space located within the same building in Berkeley, California. This lease agreement contains a renewal option for an additional term of five years. In addition to base rent, we pay our share of operating expenses and taxes.

In January 2022, we entered into a ten-and-a-half-year lease agreement for approximately 10,000 square feet of office and laboratory space in Berkeley, California, near our current corporate headquarters. In connection with signing this lease, we paid a deposit in the amount of $0.4 million to the lessor. This lease agreement contains an escalation clause for increased base rent over the term and a renewal option for an additional term of five years. In addition to base rent, we pay our share of operating expenses and taxes. To complete certain leasehold improvements, the lessor has agreed to provide us a tenant improvement allowance of $1.8 million. The leasehold improvements constructed are presented under property and equipment on our condensed consolidated balance sheets and are depreciated on a straight-line basis over the remaining lease term.

The components of lease costs, which are included in our statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost*	$1,822	$3,621
Short-term lease cost	20	83
Total lease cost	$1,842	$3,704

*Includes $0.5 million and $1.0 million of variable lease cost related to operating expenses and taxes for the three and six months ended June 30, 2022, respectively.

Supplemental information related to our leases is as follows (in thousands):

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,743

As of June 30, 2022, the weighted-average remaining lease term was 8.8 years for our corporate office and laboratory leases, and the weighted-average discount rate was 11.29%.

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of June 30, 2022 (in thousands):

Remainder of 2022*	$1,649
2023**	2,940
2024***	4,353
2025	4,475
2026	5,720
Thereafter	28,037
Total undiscounted lease payments	47,174
Less: imputed interest	(19,207)
Total discounted lease payments	27,967
Less: current portion of lease liability	(877)
Noncurrent portion of lease liability	$27,090

*Reflects an offset of $0.1 million related to incentives expected to be received in 2022.

**Reflects an offset of $1.5 million related to incentives expected to be received in 2023.

***Reflects an offset of $0.2 million related to incentives expected to be received in 2024.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2022 and December 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.

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

10. Common Stock

Common stock reserved for future issuance consists of the following:

	As of June 30, 2022	As of December 31, 2021
Stock options, issued and outstanding	6,610,958	6,757,591
Stock options, authorized for future issuance	6,310,513	3,749,339
Stock available under our employee stock purchase plan	1,077,035	511,000
Unvested restricted stock units	60,000	—
	14,058,506	11,017,930

11. Stock-Based Compensation

Equity Incentive Plans

In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan“) that became effective on July 22, 2021. We reserved 5,200,000 shares of common stock for issuance under the 2021 Plan. In addition, 934,562 shares available for issuance under the 2013 Equity Incentive Plan, adopted in 2013 and amended and restated in 2019, were transferred into the 2021 Plan. Furthermore, any shares subject to awards under the 2013 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, will be added to the 2021 Plan. The 2021 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our Board. No more than 56,000,000 shares of stock may be issued upon the exercise of incentive stock options under the 2021 Plan. Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of our common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under the 2021 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. As of June 30, 2022, we had 6,310,513 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the six months ended June 30, 2022:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)*

Outstanding at December 31, 2021	6,757,591	$8.57	8.7	$50,085
Options granted	834,150	8.56
Options exercised	(538,616)	1.84
Options cancelled or forfeited	(442,167)	7.07
Outstanding at June 30, 2022	6,610,958	$9.21	8.5	$5,650
Exercisable at June 30, 2022	1,907,881	$4.93	7.3	$3,337
Vested and expected to vest at June 30, 2022	6,610,958	$9.21	8.5	$5,650

*The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.

Grant Date Fair Value

During the three months ended June 30, 2022, we granted 495,120 stock options to employees (no stock options were granted to non-employees) with a weighted average grant date fair value of $4.82. During the six months ended June 30, 2022, we granted 834,150 stock options to employees and non-employees with a weighted average grant date fair value of $5.58.

During the three months ended June 30, 2021, we granted 896,831 stock options to employees (no stock options were granted to non-employees) with a weighted average grant date fair value of $3.44. During the six months ended June 30, 2021, we granted 2,457,910 stock options to employees and non-employees with a weighted average grant date fair value of $2.99.

We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Volatility	71.9% to 74.1%	75.3% to 75.9%	71.7% to 74.1%	75.3% to 76.5%
Expected term (in years)	6.0	5.5 to 6.1	5.5 to 6.0	5.5 to 6.1
Risk-free interest rate	2.8% to 3.4%	0.9% to 1.1%	1.7% to 3.4%	0.9% to 1.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

As of June 30, 2022, there was $31.5 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2022, we granted 60,000 RSUs under the 2021 Plan. A summary of the status of and change in unvested RSUs as of June 30, 2022 was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted-Average Grant Date Fair Value per RSU
Unvested, January 1, 2022	-	$-
Granted	60,000	10.64
Unvested, June 30, 2022	60,000	$10.64

As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

Employee Stock Purchase Plan (“ESPP”)

In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (“Tax Code”). We reserved 511,000 shares of our common stock for employee purchases under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our Board; provided that the maximum number of shares that may be issued under the ESPP is 10,000,000 shares. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period. The first offering period commenced on August 16, 2021 and ended on February 15, 2022. We have issued 36,596 shares of common stock under the ESPP as of June 30, 2022. We recorded $0.2 million in accrued liabilities related to contributions withheld as of June 30, 2022.

Stock-Based Compensation Expense

We recorded stock-based compensation expense related to employee and non-employee equity-based awards grants in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$967	$288	$2,067	$485
General and administrative	1,951	305	3,875	451
Total	$2,918	$593	$5,942	$936

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$2,781	$593	$5,711	$936
ESPP	66	—	129	—
RSUs	71	—	102	—
Total	$2,918	$593	$5,942	$936

Stock-based compensation expense related to employees was $2.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to employees was $5.9 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to non-employees was less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense related to non-employees was $0.1 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

12. 401(k) Savings Plan

In 2017, we established a defined-contribution savings plan under Section 401(k) of the Tax Code. Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the six months ended June 30, 2022 and 2021, we contributed $0.4 million and $0.2 million, respectively, to our 401(k) plan.

13. Income Taxes

No income tax expense was recorded during each of the three months and six ended June 30, 2022 and 2021 due to our operating losses.

14. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(26,697)	$(14,311)	$(45,785)	$(27,470)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	60,757,689	10,261,770	60,652,532	9,882,715
Net loss per share, basic and diluted	$(0.44)	$(1.39)	$(0.75)	$(2.78)

Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30, 2022	As of June 30, 2021
Convertible preferred stock	—	26,234,654
Stock options outstanding	6,610,958	5,219,166
RSUs issued and outstanding	60,000	—
Shares committed under ESPP	33,339	—
	6,704,297	31,453,820

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

Overview

We are a clinical-stage CRISPR genome-editing biopharmaceutical company dedicated to developing innovative, transformative therapies for patients with devastating diseases. We are advancing a pipeline of allogeneic, or off-the-shelf, CAR-T and CAR-NK cell therapies for the treatment of patients with hematologic malignancies and solid tumors. Our renowned founders, including a Nobel Prize laureate, are pioneers in the field of CRISPR genome editing. Our chRDNA genome-editing technology has demonstrated superior specificity and high efficiency in preclinical studies and enables us to perform multiple, precise genomic edits, while maintaining genomic integrity.

Our lead product candidate, CB-010, to our knowledge, is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improves the persistence of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. CB-010 is being evaluated in our ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma. We presented initial clinical data from cohort 1 at dose level 1 (40x106 CAR-T cells) from our ANTLER trial in June 2022 at the European Hematology Association 2022 Congress, and we expect to share additional clinical data from cohort 1 by the end of 2022. The ANTLER trial is currently enrolling patients at dose level 2 (80x106 CAR-T cells).

Our CB-011 product candidate is an allogeneic CAR-T cell product candidate that targets B cell maturation antigen (“BCMA”). To our knowledge, it is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein by a genome-edited knockout of the B2M gene and insertion of a B2M–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”), enabling expression of HLA-E on the CAR-T cell surface. This strategy is designed to blunt CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to enable more durable antitumor activity. CB-011 is in preclinical development for relapsed or refractory multiple myeloma. We expect to submit an investigational new drug (“IND”) application for CB-011 in the fourth quarter of 2022.

CB-012 is our allogeneic armored CAR-T cell product candidate targeting CLL-1 (also known as CD371), currently in preclinical development for the treatment of relapsed or refractory acute myeloid leukemia (“AML”). CLL-1 is an attractive target for AML due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells. We expect to submit an IND application for CB-012 in 2023.

We are also developing allogeneic CAR-NK cell therapies derived from genome-edited iPSCs for the treatment of solid tumors. CB-020 is our first CAR-NK product candidate and it will contain genome edits designed to overcome some of the challenges of targeting solid tumors, such as trafficking, tumor infiltration, heterogeneity, and the immunosuppressive tumor microenvironment. We expect to select a tumor cell-surface target for our CB-020 product candidate in the fourth quarter of 2022. Also in the fourth quarter of 2022, we expect to disclose armoring strategies we are developing for our CAR-NK platform.

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

Our net losses for the three months ended June 30, 2022 and 2021 were $26.7 million and $14.3 million, respectively. Our net losses for the six months ended June 30, 2022 and 2021 were $45.8 million and $27.5 million, respectively. We had an accumulated deficit of $143.6 million as of June 30, 2022. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of our clinical trials and nonclinical studies and our other research and development expenses. In addition, we are incurring increased costs associated with operating as a public company, including legal, audit, and accounting fees; maintaining compliance with the rules and regulations of the SEC and Nasdaq; director and officer insurance premiums; investor and public relations activities; and other accompanying compliance and governance requirements. We anticipate that our expenses will increase substantially if and as we:

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

Impact of the COVID-19 Pandemic and Geopolitical Events

We are unable to predict the effect that the COVID-19 pandemic or national or international political events may have on our operations. To the extent the COVID-19 pandemic or geopolitical events adversely affect our business prospects, financial condition, and results of operation, they may also have the effect of exacerbating many of the other risks described or referenced in the section of our Form 10-K titled “Risk Factors,” such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions of our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.

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

To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $4.2 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $6.9 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. See Notes 4 and 5 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Internal costs include:

•
personnel-related costs, including salaries, benefits, and share-based compensation expense, for our research and development personnel; and

•
allocated facilities and other overhead expenses, including expenses for rent, facilities maintenance, and depreciation.

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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
External costs:
Expenses related to licensing, sublicensing revenue, and milestones	$554	$2,606	$862	$4,466
Services provided by CROs, CMOs, and other third parties that conduct preclinical studies and clinical trials on our behalf	9,661	3,835	13,633	6,694
Other research and development expenses	4,994	1,626	7,330	3,660
Total external costs	15,209	8,067	21,825	14,820
Internal costs:
Personnel-related expenses	5,294	2,769	10,891	5,204
Facilities and other allocated expenses	2,076	1,491	3,787	2,467
Total internal costs	7,370	4,260	14,678	7,671
Total research and development expenses	$22,579	$12,327	$36,503	$22,491

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended June 30, 2022 and 2021, we recorded $0.7 million and $2.4 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense. During the six months ended June 30, 2022 and 2021, we recorded $2.1 million and $4.5 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.

We expect that our general and administrative expenses may increase in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs. In addition, once we cease to be an emerging growth company we expect increased costs associated with operating as a public company (including legal, audit, and accounting fees; maintaining compliance with the rules and regulations of the SEC and Nasdaq;

and other accompanying compliance and governance requirements). We also expect to increase the size of our administrative function to support the growth of our business.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and marketable securities, change in the fair value of our equity investments, change in fair value of the MSKCC success payments liability under the MSKCC Agreement.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Licensing and collaboration revenue	$4,192	$1,476	$2,716
Operating expenses
Research and development	22,579	12,327	10,252
General and administrative	10,044	5,113	4,931
Total operating expenses	32,623	17,440	15,183
Loss from operations	(28,431)	(15,964)	(12,467)
Other income (expense)
Change in fair value of equity securities	(16)	—	(16)
Change in fair value of the MSKCC success payments liability	1,052	—	1,052
Gain on extinguishment of PPP Loan	—	1,584	(1,584)
Other income, net	698	69	629
Total other income (expense)	1,734	1,653	81
Net loss	$(26,697)	$(14,311)	$(12,386)

Licensing and Collaboration Revenue

Licensing and collaboration revenue increased by $2.7 million, or 184%, to $4.2 million for the three months ended June 30, 2022 from $1.5 million for the three months ended June 30, 2021. This increase was primarily related to increases of $2.4 million related to recognition of revenue under the AbbVie Agreement and $0.4 million related to other license agreements with various licensees.

The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
AbbVie	$2,864	$507	$2,357
Other licensees	1,328	969	359
Total licensing revenue	$4,192	$1,476	$2,716

Research and Development Expenses

Research and development expenses increased by $10.3 million, or 83%, to $22.6 million for the three months ended June 30, 2022 from $12.3 million for the three months ended June 30, 2021. This increase was primarily related to increases of $6.0 million in external activities related to our ANTLER phase 1 clinical trial and contract manufacturing for CB-010 and our preclinical product candidates; $3.3 million in other research and development expenses to advance IND-enabling studies for CB-011 and preclinical research for additional programs, as well as other consulting services related to research and development; $2.5 million in personnel-related expenses (which include an increase in stock-based compensation expense of $0.7 million) due to incremental hiring; and $0.6 million in other facilities and allocated expenses; partially offset by a decrease of $2.1 million in expenses related to licensing, sublicensing revenue, and milestones.

General and Administrative Expenses

General and administrative expenses increased by $4.9 million, or 96%, to $10.0 million for the three months ended June 30, 2022 from $5.1 million for the three months ended June 30, 2021. This increase was primarily related to increases of $3.3 million in personnel-related expenses (which include an increase in stock-based compensation expense of $1.6 million) due to incremental hiring; $1.1 million in facilities and other allocated expenses; and $0.8 million in legal, accounting, insurance, and other expenses associated with being a public company; partially offset by a $0.3 million decrease in patent cost reimbursements.

Total Other Income (Expense)

We recognized other income related to the change in the fair value of the MSKCC success payments liability in the amount of $1.1 million for the three months ended June 30, 2022.

The PPP Loan was forgiven in May 2021, and we recognized gain on the PPP Loan extinguishment of $1.6 million for the three months ended June 30, 2021. No such gain was recognized for the three months ended June 30, 2022.

Other income, net during the three months ended June 30, 2022 increased to $0.6 million from less than $0.1 million during the three months ended June 30, 2021 primarily due to an increase in interest income related to increased market rates and growth of our marketable securities portfolio.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Licensing and collaboration revenue	$6,856	$3,062	$3,794
Operating expenses
Research and development	36,503	22,491	14,012
General and administrative	19,637	9,709	9,928
Total operating expenses	56,140	32,200	23,940
Loss from operations	(49,284)	(29,138)	(20,146)
Other income (expense)
Change in fair value of equity securities	(104)	—	(104)
Change in fair value of the MSKCC success payments liability	2,648	—	2,648
Gain on extinguishment of PPP Loan	—	1,584	(1,584)
Other income, net	955	84	871
Total other income (expense)	3,499	1,668	1,831
Net loss	$(45,785)	$(27,470)	$(18,315)

Licensing and Collaboration Revenue

Licensing and collaboration revenue increased by $3.8 million, or 124%, to $6.9 million for the six months ended June 30, 2022 from $3.1 million for the six months ended June 30, 2021. This increase was primarily related to increases of $3.3 million related to recognition of revenue under the AbbVie Agreement and $0.5 million related to other license agreements with various licensees.

The following table summarizes our revenue by licensee for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
AbbVie	$3,797	$507	$3,290
Other licensees	3,059	2,555	504
Total licensing revenue	$6,856	$3,062	$3,794

Research and Development Expenses

Research and development expenses increased by $14.0 million, or 62%, to $36.5 million for the six months ended June 30, 2022 from $22.5 million for the six months ended June 30, 2021. This increase was primarily related to increases of $7.2 million in external activities related to our ANTLER phase 1 clinical trial and contract manufacturing for CB-010 and our preclinical product candidates; $5.7 million in personnel-related expenses (which include an increase in stock-based compensation expense of $1.6 million) due to incremental hiring; $3.4 million in other research and development expenses to advance IND-enabling studies for CB-011 and preclinical research for additional programs, as well as other consulting services related to research and development; and $1.3 million in other facilities and allocated expenses; partially offset by a decrease of $3.6 million in expenses related to licensing, sublicensing revenue, and milestones.

General and Administrative Expenses

General and administrative expenses increased by $9.9 million, or 102%, to $19.6 million for the six months ended June 30, 2022 from $9.7 million for the six months ended June 30, 2021. This increase was primarily related to increases of $6.4 million in personnel-related expenses (which include an increase in stock-based compensation expense of $3.4 million) due to incremental hiring; $2.7 million in facilities and other allocated expenses; and $1.8 million in legal, accounting, insurance, and other expenses associated with being a public company; partially offset by a $0.9 million decrease in patent cost reimbursements.

Other Income (Expense)

We recognized other income related to the change in the fair value of the MSKCC success payments liability in the amount of $2.6 million for the six months ended June 30, 2022.

The PPP Loan was forgiven in May 2021, and we recognized gain on the PPP Loan extinguishment of $1.6 million for the six months ended June 30, 2021. No such gain was recognized for the six months ended June 30, 2022.

Other income, net during the six months ended June 30, 2022 increased to $0.9 million from less than $0.1 million during the six months ended June 30, 2021 primarily due to an increase in interest income related to increased market rates and growth of our marketable securities portfolio.

Liquidity, Capital Resources, and Capital Requirements

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds, and from our IPO, which generated approximately $321.0 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock that we received under the Intellia Agreement. Additionally, through June 30, 2022, we received approximately $79.4 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $30.4 million that was received from AbbVie under the AbbVie Agreement.

As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $366.1 million. We will continue to be dependent upon equity financing, debt financing, collaborations and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments as described in Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, and payments under certain of our license agreements as described in Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

Based on our current operating plan, we expect that our existing cash and cash equivalents will enable us to fund our current operating plan for at least the next 12 months from the date of this Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.

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
•
the impact of inflationary pressures on the cost of our operations; and
•
the costs associated with being a public company.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Cash (used in) provided by operating activities	$(43,546)	$3,837	$(47,383)
Cash used in investing activities	(86,080)	(506)	(85,574)
Cash provided by financing activities	1,352	110,286	(108,934)
Net (decrease) increase in cash and cash equivalents	$(128,274)	$113,617	$(241,891)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $43.5 million for the six months ended June 30, 2022, and net cash provided by operating activities was $3.8 million for the six months ended June 30, 2021.

Cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $45.8 million, adjusted by non-cash charges of $5.6 million and net changes in our operating assets and liabilities of $3.4 million. Our non-cash charges were primarily comprised of $5.9 million of stock-based compensation, non-cash lease expense of $1.0 million, $0.7 million of depreciation and amortization expense, amortization of investment premiums of $0.4 million, and acquired in-process research and development of $0.3 million, which were partially offset by the change in the fair value of the MSKCC success payments liability of $2.6 million. The changes in our operating assets and liabilities were due to decreases of $0.6 million in accounts receivable and $2.4 million in other receivables, and an increase of $1.1 million in accrued expenses and other current liabilities, offset by increases in contract assets of $0.6 million, prepaid expenses and other current assets of $0.3 million, other assets of $0.3 million, and decreases of $3.6 million in accounts payable, $2.5 million in deferred revenue, and $0.2 million in operating lease liabilities.

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

Cash Used in Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $86.1 million. During the six months ended June 30, 2021 cash used in investing activities was $0.5 million.

Cash used in investing activities for the six months ended June 30, 2022, was primarily due to purchases of marketable securities of $181.8 million and property and equipment of $3.3 million, partially offset by the proceeds from maturities of marketable securities of $99.0 million.

Cash used in investing activities for the six months ended June 30, 2021 was due to our purchases of property and equipment of $0.5 million.

Cash Provided by Financing Activities

During the six months ended June 30, 2022 and 2021, cash provided by financing activities was $1.4 million and $110.3 million, respectively.

Cash provided by financing activities for the six months ended June 30, 2022 was due to the exercise of stock options and purchases of common stock under the 2021 ESPP plan of $1.4 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2021, and the related notes included in our Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies other than those described in Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q. There have been no material changes to our critical accounting estimates as compared to those disclosed in our Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information regarding recently issued accounting pronouncements.

Indemnification Agreements

As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while such officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers, directors, and controller. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022.

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

We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As described in Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, we have early adopted certain accounting standards, because the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies, to the extent early adoption is allowed by the accounting standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to the Company’s market risk during the six months ended June 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.

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

As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2022

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

Use of Proceeds from our IPO

The net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses of $28.6 million, were $321.0 million. We are holding a significant portion of the balance of the net proceeds from our IPO in money market mutual funds, U.S. Treasury bills, corporate debt securities, and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from our IPO described in the final prospectus for our IPO filed on July 23, 2021 with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.

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

Caribou Biosciences, Inc.

Date: August 9, 2022	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)