Form 10-Q
period 2022-09-30
Caribou Biosciences, Inc.
filed 2022-11-08
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40631
______________________________________
Caribou Biosciences, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

Delaware	45-3728228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 7th Street, Suite 105 Berkeley, California	94710
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 982-6030
______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, the registrant had 61,001,561 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,085	$240,420
Marketable securities, short-term	211,284	135,412
Accounts receivable	397	1,153
Contract assets	1,899	1,488
Other receivables	2,699	5,483
Prepaid expenses and other current assets	8,558	7,236
Total current assets	306,922	391,192
NON-CURRENT ASSETS
Investments in equity securities	7,759	7,626
Marketable securities, long-term	49,221	37,676
Property and equipment, net	8,959	4,887
Operating lease, right of use assets	24,626	—
Other assets	1,336	975
TOTAL ASSETS	$398,823	$442,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,228	$3,990
Accrued expenses and other current liabilities	14,638	13,136
Lease liabilities, current	912	—
Deferred revenue ($150 and $0 from related party, respectively)	12,036	8,703
Total current liabilities	28,814	25,829
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($0 and $100 from related party, respectively)	15,423	22,032
Deferred rent and lease incentive liability	—	2,097
MSKCC success payments liability	3,039	4,080
Lease liabilities, non-current	26,958	—
Other liabilities	—	17
Deferred tax liabilities	475	476
Total liabilities	74,709	54,531
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 60,986,936 and 60,263,158 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in-capital	496,369	485,748
Accumulated other comprehensive loss	(2,035)	(135)
Accumulated deficit	(170,226)	(97,794)
Total stockholders’ equity	324,114	387,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$398,823	$442,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Licensing and collaboration revenue	$3,303	$3,977	$10,159	$7,039
Operating expenses:
Research and development	19,991	15,833	56,494	37,144
General and administrative	9,849	6,760	29,486	16,469
Total operating expenses	29,840	22,593	85,980	53,613
Loss from operations	(26,537)	(18,616)	(75,821)	(46,574)
Other income (expense):
Change in fair value of equity securities	31	—	(73)	—
Change in fair value of the MSKCC success payments liability	(1,607)	(2,403)	1,041	(3,584)
Gain on extinguishment of PPP Loan	—	—	—	1,584
Other income, net	1,466	45	2,421	130
Total other income (expense)	(110)	(2,358)	3,389	(1,870)
Net loss	(26,647)	(20,974)	(72,432)	(48,444)
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities, net of tax	(454)	—	(1,900)	—
Net comprehensive loss	$(27,101)	$(20,974)	$(74,332)	$(48,444)
Net loss per share, basic and diluted	$(0.44)	$(0.46)	$(1.19)	$(2.20)
Weighted-average common shares outstanding, basic and diluted	60,886,921	45,889,646	60,731,520	22,052,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2021	—	$—	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock under employee stock plans	—	—	36,596	—	361	—	—	361
Issuance of common stock on exercise of options	—	—	389,855	—	629	—	—	629
Stock-based compensation expense	—	—	—	—	3,024	—	—	3,024
Net loss	—	—	—	—	—	—	(19,088)	(19,088)
Other comprehensive loss	—	—	—	—	—	(954)	—	(954)
BALANCE—March 31, 2022	—	$—	60,689,609	$6	$489,762	$(1,089)	$(116,882)	$371,797
Issuance of common stock on exercise of options	—	—	148,761	—	363	—	—	363
Stock-based compensation expense	—	—	—	—	2,918	—	—	2,918
Net loss	—	—	—	—	—	—	(26,697)	(26,697)
Other comprehensive loss	—	—	—	—	—	(492)	—	(492)
BALANCE—June 30, 2022	—	$—	60,838,370	$6	$493,043	$(1,581)	$(143,579)	$347,889
Issuance of common stock on exercise of options	—	—	148,566	—	654	—	—	654
Stock-based compensation expense	—	—	—	—	2,672	—	—	2,672
Net loss	—	—	—	—	—	—	(26,647)	(26,647)
Other comprehensive loss	—	—	—	—	—	(454)	—	(454)
BALANCE—September 30, 2022	—	$—	60,986,936	$6	$496,369	$(2,035)	$(170,226)	$324,114

BALANCE—December 31, 2020	7,766,582	$41,323	9,710,830	$1	$7,433	$—	$(30,871)	$(23,437)
Issuance of Series C convertible preferred stock, net of issuance costs of $6.2 million	6,663,940	108,827	—	—	—	—	—	—
Issuance of common stock on exercise of options	—	—	584,614	—	564	—	—	564
Stock-based compensation expense	—	—	—	—	343	—	—	343
Net loss	—	—	—	—	—	—	(13,159)	(13,159)
BALANCE—March 31, 2021	14,430,522	$150,150	10,295,444	$1	$8,340	$—	$(44,030)	$(35,689)
Repayment of promissory note	—	—	—	—	1,150	—	—	1,150
Issuance of common stock on exercise of options	—	—	1,037,979	—	566	—	—	566
Stock-based compensation expense	—	—	—	—	593	—	—	593
Net loss	—	—	—	—	—	—	(14,311)	(14,311)
BALANCE—June 30, 2021	14,430,522	$150,150	11,333,423	$1	$10,649	$—	$(58,341)	$(47,691)
Conversion of convertible preferred stock into common stock	-14,430,522	(150,150)	26,234,654	3	150,147	—	—	150,150
Issuance of common stock upon initial public offering, net of issuance costs of $28.6 million	—	—	21,850,000	2	321,018	—	—	321,020
Issuance of common stock on exercise of options	—	—	603,246	—	961	—	—	961
Stock-based compensation expense	—	—	—	—	935	—	—	935
Net loss	—	—	—	—	—	—	(20,974)	(20,974)
BALANCE—September 30, 2021	—	$—	60,021,323	$6	$483,710	$—	$(79,315)	$404,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,432)	$(48,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,116	711
Loss on disposal of fixed assets	—	3
Non-cash consideration for licensing and collaboration revenue	(205)	—
Change in fair value of equity securities	73	—
Stock-based compensation expense	8,615	1,871
Change in fair value of MSKCC success payments liability	(1,041)	3,584
Acquired in-process research and development	300	1,000
Extinguishment of PPP Loan	—	(1,578)
Amortization of investment premiums	106	—
Non-cash lease expense	1,622	—
Changes in operating assets and liabilities:
Accounts receivable	756	(428)
Contract assets	(411)	(525)
Other receivables	2,783	(1,673)
Prepaid expenses and other current assets	(1,613)	(2,759)
Other assets	(361)	(151)
Accounts payable	(2,568)	848
Accrued expenses and other current liabilities	909	4,855
Deferred revenue, current and long-term	(3,277)	30,669
Deferred rent and lease incentive liability	—	909
Operating lease liabilities	(279)	(22)
Other liabilities	(15)	—
Net cash used in operating activities	(65,922)	(11,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	163,130	—
Purchases of marketable securities	(252,552)	—
Purchases of property and equipment	(4,697)	(1,436)
Payments to acquire in-process research and development	(300)	(1,000)
Net cash used in investing activities	(94,419)	(2,436)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of offering costs	—	321,020
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	108,827
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	2,006	2,091
Repayment of promissory note	—	1,150
Payments on capital lease	—	(119)
Net cash provided by financing activities	2,006	432,969
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(158,335)	419,403
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	240,466	15,953
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$82,131	$435,356
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$82,085	$435,310
Restricted cash	46	46
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$82,131	$435,356

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$11

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment included in accrued expenses and other current liabilities	$757	$268
Acquired in-process research and development accrued	$—	$—
Extinguishment of PPP Loan	$—	$1,578
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$150,150
Right-of-use-assets obtained in exchange for new operating lease liabilities	$26,249	$—
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
Liquidity
We have incurred net losses and negative cash flows from operations since our inception and we had an accumulated deficit of $170.2 million as of September 30, 2022. During the nine months ended September 30, 2022, we incurred a net loss of $72.4 million and used $65.9 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of our product candidates and on our achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $342.6 million as of September 30, 2022, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K, other than changes to our leasing policy described below in connection with the adoption of the guidance under the Accounting Standards Codification (“ASC”) 842, Leases.
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

Segments
We operate and manage our business as one reportable operating segment, which is the business of developing a pipeline of allogeneic CAR-T and CAR-NK cell therapies. Our president and chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in the United States.
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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Nine Months Ended		As of September 30, 2022	As of December 31, 2021
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Licensee A	17.2%	14.0%	16.4%	23.2%	24.2%	24.6%
Licensee B	51.7%	57.2%	54.2%	39.5%	33.7%	45.1%
Licensee C	*	*	*	*	12.0%	*
Total	68.9%	71.2%	70.6%	62.7%	69.9%	69.7%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for doubtful accounts or contract asset impairment was recorded as of September 30, 2022 or December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, we had no finance leases. See Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information about the impact of adoption and disclosures on our leases.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies and are adopted by us as of the specified effective date.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We adopted the new standard as of January 1, 2022, using the modified retrospective approach. Comparative periods were not adjusted and continue to be presented under the previous accounting guidance. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward the historical lease classification of contracts entered into prior to January 1, 2022.
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
New Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and interim reporting periods within fiscal years beginning after December 15,

2023. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of adoption of ASU 2016-13 on our condensed consolidated financial statements and related disclosures.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the three and nine months ended September 30, 2022. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Commercial paper ($52,821 included in cash and cash equivalents)	$149,970	$—	$149,970	$—
U.S. Treasury bills	87,863	87,863	—	—
Corporate debt securities	46,635	—	46,635	—
Money market fund investments (included in cash and cash equivalents)	29,264	29,264	—	—
U.S. government agency bonds	28,858	—	28,858	—
Total fair value of assets	$342,590	$117,127	$225,463	$—
Liabilities:
MSKCC success payments liability	$3,039	$—	$—	$3,039
Total fair value of liabilities	$3,039	$—	$—	$3,039

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market fund investments (included in cash and cash equivalents)	$181,528	$181,528	$—	$—
Commercial paper ($58,892 included in cash and cash equivalents)	141,676	—	141,676	—
Corporate debt securities	38,649	—	38,649	—
U.S. Treasury bills	26,590	26,590	—	—
U.S. government agency bonds	25,065	—	25,065	—
Total fair value of assets	$413,508	$208,118	$205,390	$—
Liabilities:
MSKCC success payments liability	$4,080	$—	$—	$4,080
Total fair value of liabilities	$4,080	$—	$—	$4,080

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of September 30, 2022 and December 31, 2021 are presented in the following tables (in thousands):

	As of September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper ($52,821 included in cash and cash equivalents)	$150,135	$—	$(165)	$149,970
U.S. Treasury bills	89,027	—	(1,164)	87,863
Corporate debt securities	47,022	—	(387)	46,635
Money market investments (included in cash equivalents)	29,264	—	—	29,264
U.S. government agency bonds	29,178	1	(321)	28,858
Total cash equivalents and marketable securities	$344,626	$1	$(2,037)	$342,590

Classified as:
Cash and cash equivalents				$82,085
Marketable securities, short-term				211,284
Marketable securities, long-term				49,221
Total cash equivalents and marketable securities				$342,590

	As of December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market investments (included in cash equivalents)	$181,528	$—	$—	$181,528
Commercial paper ($58,892 included in cash equivalents)	141,726	1	(51)	141,676
U.S. government agency bonds	25,102	—	(37)	25,065
Corporate debt securities	38,661	4	(16)	38,649
U.S. Treasury bills	26,626	1	(37)	26,590
Total cash equivalents and marketable securities	$413,643	$6	$(141)	$413,508

Classified as:
Cash and cash equivalents				$240,420
Marketable securities, short-term				135,412
Marketable securities, long-term				37,676
Total cash equivalents and marketable securities				$413,508
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2021	$4,080
Change in fair value	(1,041)
Balance at September 30, 2022	$3,039
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires (Note 4). We recorded a

$1.6 million and $2.4 million change in fair value of the MSKCC success payments liability as a loss in other income (expense) in our condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022 and 2021, respectively. We recorded a $1.0 million and $3.6 million change in fair value of the MSKCC success payments liability as a gain and a loss, respectively, in other income (expense) and research and development expense in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022 and 2021, respectively.
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

	As of September 30, 2022	As of December 31, 2021
Fair value of common stock	$10.55	$15.09
Risk-free interest rate	3.83%	1.52%
Expected volatility	81%	75%
Probability of achieving multiple of Initial Share Price	5.7% to 17.9%	7.0% to 20.9%
Expected term (years)	3.9 to 5.3	4.2 to 5.5
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
For each of the three-month periods ended September 30, 2022 and 2021, we incurred $0.3 million for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, we incurred $0.8 million and $1.3 million, respectively, for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our condensed consolidated statements of operations and comprehensive loss.
For the three months ended September 30, 2022 and 2021, we reimbursed UC $1.4 million and $2.4 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, we reimbursed UC $4.7 million and $8.9 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.
On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (“IMA”) relating to the CVC IP. Under the IMA, CRISPR Therapeutics AG (“CRISPR”) reimburses us 50% of the amounts we reimburse UC for patent prosecution and maintenance costs of the CVC IP. For the three months ended September 30, 2022 and 2021, CRISPR reimbursed us $0.7 million and $1.2 million, respectively, which we recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, CRISPR reimbursed us $2.4 million and $4.4 million, respectively, which we recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss.
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
As of September 30, 2022, the estimated fair value of the total success payments obligation to MSKCC was $3.0 million, which was included in long-term liabilities in our condensed consolidated balance sheets. For the three months ended September 30, 2022 and 2021, we recognized a $1.6 million and $2.4 million, respectively, change in fair value of the MSKCC success payments liability, which was recorded as a loss in other income (expense) in our condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021, we recognized a $1.0 million and $3.6 million, respectively, change in fair value of the MSKCC success payments liability, which was recorded as a gain and a loss, respectively, in other income (expense) and research and development expense in our condensed consolidated statements of operations and comprehensive loss.
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
During each of the three- and nine-month periods ended September 30, 2022 and 2021, we recognized less than $0.1 million of expenses in reimbursable patent prosecution and maintenance costs, which were recorded as general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2022 and 2021, Intellia reimbursed us $0.2 million and $0.4 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. During the nine months ended September 30, 2022 and 2021, Intellia reimbursed us $0.7 million and $1.7 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. The term of the Intellia License Agreement continues for the life of the licensed patents and patent applications; provided, however, either party may terminate the agreement upon the occurrence of certain events.
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
For the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021, we did not incur any expenses for payments we owe to Pioneer related to licensing revenues. For the nine months ended September 30, 2021, we incurred $0.8 million for payments we owed to Pioneer related to licensing revenues, which were recorded as a research and development expense in our condensed consolidated statements of operations and comprehensive loss.
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
The transaction price we received under the AbbVie Agreement associated with the first two Program Slots consisted of a $30.0 million upfront cash payment and the estimated variable consideration related to our performance of preclinical, development, and manufacturing activities under the collaboration and the developmental and regulatory milestone payments. We constrain the estimated variable consideration if we assess that it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. We constrained all developmental and regulatory milestone payments as of September 30, 2022. The transaction price is reevaluated at the end of each reporting period and as changes in circumstances occur. We determined that the licenses we granted to AbbVie and our participation in the joint governance committee are not capable of being distinct from the preclinical research, development, and manufacturing activities and therefore are combined into one performance obligation. We recognize revenue based on the measure of progress using an estimated cost-based input method each reporting period.
We received an upfront cash payment of $30.0 million from AbbVie during the year ended December 31, 2021. We recognized short-term deferred revenue in the amount of $11.5 million and long-term deferred revenue in the amount of $12.7 million related to this upfront cash payment in our condensed consolidated balance sheets as of September 30, 2022. We recognized short-term deferred revenue in the amount of $8.3 million and long-term deferred revenue in the amount of $19.1 million related to these payments in our consolidated balance sheets as of December 31, 2021.
We recognized $1.7 million and $2.3 million in revenue for the three months ended September 30, 2022 and 2021, respectively, relating to the AbbVie Agreement. We recognized $5.5 million and $2.8 million in revenue for the nine months ended September 30, 2022 and 2021, respectively, relating to the AbbVie Agreement. As of September 30, 2022, we did not record anything in accounts receivable and as of December 31, 2021, we recorded $1.0 million in accounts receivable, respectively, and $0.8 million and $0.2 million, respectively, in contract assets in our condensed consolidated balance sheets.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following is a summary of revenue by geographic location for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$2,966	$3,507	$9,761	$6,483
Rest of world	337	470	398	556
Total	$3,303	$3,977	$10,159	$7,039

During the three months ended September 30, 2022, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.7 million of revenue related to performance obligations satisfied over time.
During the three months ended September 30, 2021, we recognized $1.7 million of revenue related to performance obligations satisfied at a point in time, and we recognized $2.3 million of revenue related to performance obligations satisfied over time.
During the nine months ended September 30, 2022, we recognized $4.7 million of revenue related to performance obligations satisfied at a point in time, and we recognized $5.5 million of revenue related to performance obligations satisfied over time.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from the upfront payment received relating to the performance obligation that is satisfied over time under the AbbVie Agreement. The remaining deferred revenue relates to upfront payments received under license agreements that also include non-refundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2022 (in thousands):

	Balance as of December 31, 2021	Additions	Deductions	Balance as of September 30, 2022
Accounts receivable	$1,153	$6,271	$(7,027)	$397

Contract assets:
Unbilled accounts receivable	$1,488	$5,486	$(5,075)	$1,899

Contract liabilities:
Deferred revenue, current and long-term	$30,735	$3,514	$(6,791)	$27,458
Unbilled accounts receivable increased $0.4 million during the nine months ended September 30, 2022, primarily due to the increase in unbilled research costs under the AbbVie Agreement.
Deferred revenue decreased during the nine months ended September 30, 2022, primarily due to a higher amount of revenue recognized compared to the amount of additional billings during the nine months ended September 30, 2022.
During the nine months ended September 30, 2022 and 2021, we recognized $3.4 million and $0.1 million of revenue, respectively, which were included in the opening contract liabilities balances as of December 31, 2021 and 2020, respectively.

Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of September 30, 2022 was approximately $43.4 million. We expect to recognize approximately $12.0 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Patent cost reimbursements	$2,197	$4,702
Accrued interest on marketable securities	499	226
Other	3	555
Total	$2,699	$5,483
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid contract manufacturing and clinical costs	$4,789	$2,714
Prepaid insurance	2,228	1,897
Prepaid income taxes	438	1,486
Prepaid rent	—	468
Other	1,103	671
Total	$8,558	$7,236
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment	$10,782	$6,848
Leasehold improvements	1,836	1,701
Computer equipment	614	273
Furniture and equipment	161	133
Construction in progress	747	9
Total property and equipment, gross	14,140	8,964
Less: accumulated depreciation and amortization	(5,181)	(4,077)
Property and equipment, net	$8,959	$4,887
Depreciation and amortization expenses related to property and equipment were $0.4 million and $0.3 million, respectively, for the three months ended September 30, 2022 and 2021. Depreciation and amortization expenses related to property and equipment were $1.1 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and related expenses	$4,631	$4,225
Accrued research and development expenses	5,717	4,065
Accrued patent expenses	1,877	3,213
Accrued expenses related to sublicensing revenues	528	586
Credit card liability	—	259
Other	1,885	788
Total	$14,638	$13,136
7. Related Party Transactions
Private Company, Related Party
On May 15, 2020, we entered into an Exclusive License Agreement, as amended, with a private company, related party (the “Private Company License Agreement”), under which we granted the private company an exclusive worldwide license to certain CRISPR intellectual property rights and know-how in a defined field. As consideration for the exclusive license, the private company issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in the private company and entitles us to hold one of the four private company’s board of director seats and to jointly vote with another stockholder on a second board of director seat. As of September 30, 2022, we have appointed one of the four directors of the private company. We concluded that the private company is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As the private company’s convertible preferred stock is not in substance common stock, we record this investment using the measurement alternative in accordance with ASC 321, Investments–Equity Securities. Under the measurement alternative, our investment in the private company’s convertible preferred stock was initially recorded at its estimated fair value, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the private company. As of each of September 30, 2022 and December 31, 2021, the carrying value of the investment was $7.5 million. There have been no changes to the carrying value of the investment during the three months ended September 30, 2022. We did not recognize any revenue in connection with the Private Company License Agreement for each of the three- and nine-month periods ended September 30, 2022 and 2021.
Scientific Advisory Board Payments
Dr. Jennifer A. Doudna, a co-founder and stockholder of the Company, receives compensation for participating on our scientific advisory board (the “SAB”). During each of the three- and nine-month periods ended September 30, 2022 and 2021, we paid Dr. Doudna less than $0.1 million for her participation on our SAB.
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
The components of lease costs, which are included in our statements of operations and comprehensive loss, are as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost(1)	$1,822	$5,443
Short-term lease cost	—	83
Total lease cost	$1,822	$5,526
(1) Includes $0.6 million and $1.6 million of variable lease cost related to operating expenses and taxes for the three and nine months ended September 30, 2022, respectively.
Supplemental information related to our leases is as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,454
As of September 30, 2022, the weighted-average remaining lease term was 8.6 years for our corporate office and laboratory leases, and the weighted-average discount rate was 11.29%.

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of September 30, 2022 (in thousands):

Remainder of 2022(1)	$681
2023(2)	3,197
2024(3)	4,353
2025	4,475
2026	5,720
Thereafter	28,037
Total undiscounted lease payments	46,463
Less: imputed interest	(18,593)
Total discounted lease payments	27,870
Less: current portion of lease liability	(912)
Noncurrent portion of lease liability	$26,958
(1) Reflects an offset of $0.1 million related to incentives expected to be received in 2022.
(2) Reflects an offset of $1.5 million related to incentives expected to be received in 2023.
(3) Reflects an offset of $0.2 million related to incentives expected to be received in 2024.
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2022 and December 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
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

10. Common Stock
Common stock reserved for future issuance consists of the following:

	As of September 30, 2022	As of December 31, 2021
Stock options, issued and outstanding	6,649,892	6,757,591
Stock options, authorized for future issuance	5,955,761	3,749,339
Stock available under our employee stock purchase plan	1,044,518	511,000
Unvested restricted stock units and performance-based restricted stock units	259,769	—
	13,909,940	11,017,930
Shelf Registration Statement
On August 9, 2022, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”). The Shelf Registration Statement allows us to sell from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination of these securities, for our own account in one or more offerings (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The SEC declared the Shelf Registration Statement effective on August 16, 2022. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.
At-the-market Equity Offering Program
On August 9, 2022, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) equity offering program, pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of September 30, 2022, there have been no sales under the ATM equity offering program and, as of September 30, 2022, the full capacity remained available for issuance.
11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) that became effective on July 22, 2021. We reserved 5,200,000 shares of common stock for issuance under the 2021 Plan. In addition, 934,562 shares available for issuance under the 2013 Equity Incentive Plan, adopted in 2013 and amended and restated in 2019, were transferred into the 2021 Plan. In addition, any shares subject to awards under the 2013 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, will be added to the 2021 Plan. The 2021 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our Board. No more than 56,000,000 shares of stock may be issued upon the exercise of incentive stock options under the 2021 Plan. Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of our common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under the 2021 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. As of September 30, 2022, we had 5,955,761 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the nine months ended September 30, 2022:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)*

Outstanding at December 31, 2021	6,757,591	$8.57	8.7	$50,085
Options granted	1,206,750	8.88
Options exercised	(654,665)	2.09
Options cancelled or forfeited	(659,784)	9.74
Outstanding at September 30, 2022	6,649,892	$9.14	8.5	$24,431
Exercisable at September 30, 2022	2,207,115	$6.13	7.4	$12,416
Vested and expected to vest at September 30, 2022	6,649,892	$9.14	8.5	$24,431
*The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended September 30, 2022, we granted 372,600 stock options to employees (no stock options were granted to non-employees) with a weighted average grant date fair value of $6.43. During the nine months ended September 30, 2022, we granted 1,206,750 stock options to employees and non-employees with a weighted average grant date fair value of $5.84.
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
We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Volatility	74.2%	74.8%	71.7% to 74.2%	74.8% to 76.5%
Expected term (in years)	6.0	7.0	5.5 to 6.0	5.5 to 7.0
Risk-free interest rate	3.1% to 3.7%	1.1%	1.7% to 3.7%	0.9% to 1.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2022, there was $29.2 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units
During the nine months ended September 30, 2022, we granted 200,058 restricted stock units (“RSUs”) and 59,781 performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of September 30, 2022 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2022	—	$—
Granted	259,839	10.07
Forfeited	(70)	9.90
Unvested, September 30, 2022	259,769	$10.07
The PSUs were granted to our executive officers and will vest if and when a certain milestone is reached within a specific time period, contingent upon the executive officer remaining an employee at that time. As of September 30, 2022, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs was $1.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. As of September 30, 2022, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). We reserved 511,000 shares of our common stock for employee purchases under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (b) such smaller number of shares of stock as determined by our Board; provided that the maximum number of shares that may be issued under the ESPP is 10,000,000 shares. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period. The first offering period commenced on August 16, 2021 and ended on February 15, 2022. We have issued 36,596 shares of common stock under the ESPP as of September 30, 2022. We recorded $0.1 million in accrued liabilities related to contributions withheld as of September 30, 2022.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee and non-employee equity-based awards grants in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,072	$484	$3,139	$970
General and administrative	1,601	451	5,476	901
Total	$2,673	$935	$8,615	$1,871

The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$2,479	$894	$8,190	$1,830
ESPP	80	41	209	41
RSUs	114	—	216	—
Total	$2,673	$935	$8,615	$1,871
Stock-based compensation expense related to employees was $2.7 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to employees was $8.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to non-employees was less than $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense related to non-employees was $0.1 million and less than $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.
12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Tax Code. Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the nine months ended September 30, 2022 and 2021, we contributed $0.6 million and $0.3 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three- and nine-month periods ended September 30, 2022 and 2021 due to our operating losses.
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(26,647)	$(20,974)	$(72,432)	$(48,444)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	60,886,921	45,889,646	60,731,520	22,052,944
Net loss per share, basic and diluted	$(0.44)	$(0.46)	$(1.19)	$(2.20)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30, 2022	As of September 30, 2021
Convertible preferred stock	—	—
Stock options outstanding	6,649,892	4,965,952
RSUs and PSUs issued and outstanding	259,769	—
Shares committed under ESPP	49,109	18,804
	6,958,770	4,984,756
15. Subsequent Events
We did not have any subsequent events as of the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2022.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development programs, including our timing expectations with respect to such programs and the expected timing of disclosure of clinical data from such programs; future regulatory filings; our results of operations and financial position; plans and objectives of management for future operations; and the like, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
As a result of many factors, including but not limited to risks related to our limited operating history, history of net operating losses, financial position and our ability to raise additional capital as needed to fund our operations and product candidate development; risks associated with the initiation, cost, timing, progress, and results of current and future research and development programs, preclinical studies, and clinical trials; the risk that initial or interim clinical trial data will not ultimately be predictive of the safety and efficacy of our product candidates or that clinical outcomes may differ as more clinical data becomes available; risks related to our ability to obtain and maintain regulatory approval for our product candidates; risks that our product candidates, if approved, may not gain market acceptance due to negative public opinion and increased regulatory scrutiny of cell therapies involving genome editing; risks related to our ability to meet future regulatory standards with respect to our products; risks related to our ability to establish and/or maintain intellectual property rights covering our product candidates and genome-editing technology; risks of third parties asserting that our product candidates infringe their patents; risks related to developments of our competitors and our industry; risks related to our reliance on third parties to conduct our clinical trials and manufacture our product candidates; risks caused by the impact of COVID-19 or geopolitical events on our business and operations; and other risks described in greater detail in the section of our Form 10-K titled “Risk Factors,” and in other filings we make with the SEC, the events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
We are a clinical-stage CRISPR genome-editing biopharmaceutical company dedicated to developing innovative, transformative therapies for patients with devastating diseases. CRISPR is an acronym for Clustered Regularly Interspaced Short Palindromic Repeats. We are advancing a pipeline of allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) and CAR-natural killer (“CAR-NK”) cell therapies for the treatment of patients with hematologic malignancies and solid tumors. Our renowned founders, including a Nobel Prize laureate, are pioneers in the field of CRISPR genome editing. Our novel CRISPR platform, CRISPR hybrid RNA-DNA (“chRDNA,” pronounced “chardonnay”) genome-editing technology, has demonstrated superior specificity and high efficiency in preclinical studies and enables us to perform multiple, precise genomic edits, while maintaining genomic integrity.
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

Our CB-011 product candidate is an allogeneic CAR-T cell product candidate that targets B cell maturation antigen (“BCMA”). To our knowledge, it is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein by a genome-edited knockout of the B2M gene and insertion of a B2M–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”), enabling expression of HLA-E on the CAR-T cell surface. This strategy is designed to blunt CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to enable more durable antitumor activity. CB-011 is in preclinical development for relapsed or refractory multiple myeloma (“r/r MM”). We submitted our investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for CB-011 in r/r MM in the fourth quarter of 2022.
CB-012 is our allogeneic armored CAR-T cell product candidate targeting CLL-1 (also known as CD371), currently in preclinical development for the treatment of relapsed or refractory acute myeloid leukemia (“r/r AML”). CLL-1 is an attractive target for AML due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells. We expect to submit an IND application to the FDA for CB-012 in r/r AML in 2023.
We are also developing allogeneic CAR-NK cell therapies derived from genome-edited induced pluripotent stem cells (“iPSCs”) for the treatment of solid tumors. CB-020 is our first CAR-NK product candidate from our CAR-NK platform and it will contain genome edits designed to overcome some of the challenges of targeting solid tumors, such as trafficking, tumor infiltration, heterogeneity, and the immunosuppressive tumor microenvironment. We expect to select a tumor cell-surface target for our CB-020 product candidate in the fourth quarter of 2022. Also in the fourth quarter of 2022, we expect to disclose armoring strategies we are developing for our CAR-NK platform.
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
To date, we have primarily funded our operations through revenue from our license agreements, license and collaboration agreements, and a service agreement; the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock that we received as consideration for a License Agreement (as amended, the “Intellia License Agreement”) with Intellia, LLC, to which Intellia is a successor in interest; the sale of our convertible preferred stock in private placements before our initial public offering (“IPO”); and proceeds from our IPO.
Our net losses for the three months ended September 30, 2022 and 2021 were $26.6 million and $21.0 million, respectively. Our net losses for the nine months ended September 30, 2022 and 2021 were $72.4 million and $48.4 million, respectively. We had an accumulated deficit of $170.2 million as of September 30, 2022. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. In addition, we are incurring increased costs associated with operating as a public company, including legal, audit, and accounting fees; maintaining compliance with the rules and regulations of the SEC and Nasdaq; director and officer insurance premiums; investor and public relations activities; and other accompanying compliance and governance requirements. We anticipate that our expenses will increase substantially if and as we:
•progress our ANTLER phase 1 clinical trial for our CB-010 product candidate;
•continue our current research programs and our preclinical and clinical development of our other current product candidates, including CB-011, CB-012, and CB-020, and any other product candidates we identify and choose to develop;
•hire additional clinical, quality control, and scientific personnel;
•seek to identify additional research programs and additional product candidates;
•further develop our genome-editing technologies;
•acquire or in-license technologies;
•expand, maintain, enforce, and defend our intellectual property portfolio;
•seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;

•establish and expand manufacturing capabilities and supply chain capacity for our product candidates;
•add operational, legal, financial, and management information systems and personnel;
•experience any delays, challenges, or other issues associated with any of the above, including the failure of clinical trials meeting endpoints, the generation of unanticipated preclinical results or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;
•make royalty, milestone, or other payments under current, and any future, in-license or assignment agreements;
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company.
We do not own or operate any manufacturing facilities and we outsource a substantial portion of our clinical trial studies to third parties. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, chRDNA guides, Cas proteins, plasmids, and adeno-associated virus serotype 6 vectors used in the manufacture of our CAR-T cells as well as our CAR-NK cell therapy product candidates. We expect to rely on our CMOs for the manufacturing of our product candidates to expedite readiness for future clinical trials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private equity or debt financings, collaborations, strategic alliances, and licensing arrangements with third parties. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Impact of the COVID-19 Pandemic and Geopolitical Events
We are currently unable to predict the effect that the ongoing COVID-19 pandemic may have on our Company in the future. Furthermore, we cannot predict the impact that national or international geopolitical events, such as the ongoing war in Ukraine, may have on our operations. To the extent the COVID-19 pandemic or geopolitical events adversely affect our business prospects, financial condition, and results of operation, they may also have the effect of exacerbating many of the other risks described or referenced in the section of our Form 10-K titled “Risk Factors,” such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions to our ongoing and future preclinical studies and clinical trials, and our access to the financial markets.
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $3.3 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively, and $10.2 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively. See Notes 4 and 5 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
For additional information about our revenue recognition policy related to our licensing and collaboration agreements, see Note 2 to the annual consolidated financial statements included in our Form 10-K.
For the foreseeable future we expect substantially all of our revenue will be generated from licensing and collaboration agreements.
Operating Expenses
Research and Development Expenses
Our research and development expenses consist of internal and external expenses incurred in connection with the development of our product candidates and our platform technologies, and our in-licensing and assignment agreements.
External costs include:
•costs associated with acquiring technology and intellectual property licenses that have no alternative future uses, sublicensing revenue, and milestones;
•costs incurred in connection with the preclinical and clinical development and manufacturing of our product candidates, including under agreements with contract research organizations (“CROs”), CMOs, and clinical sites; and
•other research and development costs, including laboratory materials and supplies, and consulting services.
Internal costs include:
•personnel-related costs, including salaries, benefits, and share-based compensation expense, for our research and development personnel; and
•allocated facilities and other overhead expenses, including expenses for rent, facilities maintenance, and depreciation.
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
•sufficiency of our financial and other resources;
•acceptance of our CRISPR chRDNA genome-editing technology;
•ability to develop differentiating features so that our products have a competitive edge;
•completion of preclinical studies;
•establishment, maintenance, enforcement, and defense of our patents and other intellectual property rights;
•our ability to not infringe, misappropriate, or otherwise violate third-party intellectual property rights;
•clearance of IND applications to initiate clinical trials on product candidates;
•successful enrollment in, and completion of, our clinical trials on our product candidates;
•data from our clinical trials that support an acceptable risk-benefit profile of our product candidates for the intended patient populations and that demonstrate safety and efficacy;
•entry into collaborations to further the development of our product candidates or for the development of new product candidates;
•successful development of our internal process development and transfer to larger-scale facilities;
•establishment of agreements with CMOs for clinical and commercial supplies and scaling up manufacturing processes and capabilities to support our clinical trials;
•receipt of marketing approvals from applicable regulatory authorities;
•grant of regulatory exclusivity for our product candidates;
•establishment of sales, marketing, and distribution capabilities necessary for commercialization of our product candidates if and when approved, whether by us or in collaboration with third parties;
•maintenance of a continued acceptable safety profile of our products post-approval;
•acceptance of our product candidates, if and when approved by the applicable regulatory authorities, by patients, the medical community, and third-party payors;
•ability of our products to compete with other therapies and treatment options;
•establishment and maintenance of healthcare coverage and adequate reimbursement; and
•expanded indications and patient populations for our products.

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
External costs:
Expenses related to licensing, sublicensing revenue, and milestones	$439	$359	$1,301	$3,644
Services provided by CROs, CMOs, clinical sites, and other third parties that conduct preclinical studies and clinical trials on our behalf	6,557	7,515	20,190	14,210
Other research and development expenses	4,627	2,322	11,957	5,981
Total external costs	11,623	10,196	33,448	23,835
Internal costs:
Personnel-related expenses	6,365	4,176	17,256	9,380
Facilities and other allocated expenses	2,003	1,461	5,790	3,929
Total internal costs	8,368	5,637	23,046	13,309
Total research and development expenses	$19,991	$15,833	$56,494	$37,144
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties for a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended September 30, 2022 and 2021, we recorded $1.0 million and $1.6 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense. During the nine months ended September 30, 2022 and 2021, we recorded $3.1 million and $6.1 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
We expect that our general and administrative expenses may increase in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash and marketable securities, change in the fair value of our equity investments, change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under the Exclusive License Agreement with MSKCC (the “MSKCC Agreement”).

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Licensing and collaboration revenue	$3,303	$3,977	$(674)
Operating expenses
Research and development	19,991	15,833	4,158
General and administrative	9,849	6,760	3,089
Total operating expenses	29,840	22,593	7,247
Loss from operations	(26,537)	(18,616)	(7,921)
Other income (expense)
Change in fair value of equity securities	31	—	31
Change in fair value of the MSKCC success payments liability	(1,607)	(2,403)	796
Gain on extinguishment of PPP Loan	—	—	—
Other income, net	1,466	45	1,421
Total other income (expense)	(110)	(2,358)	2,248
Net loss	$(26,647)	$(20,974)	$(5,673)
Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $0.7 million, or 17%, to $3.3 million for the three months ended September 30, 2022 from $4.0 million for the three months ended September 30, 2021. This decrease was primarily related to a decrease of $0.6 million related to recognition of revenue under the Collaboration and License Agreement (the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”).
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
AbbVie	$1,709	$2,274	$(565)
Other licensees	1,594	1,703	(109)
Total licensing revenue	$3,303	$3,977	$(674)
Research and Development Expenses
Research and development expenses increased by $4.2 million, or 26%, to $20.0 million for the three months ended September 30, 2022 from $15.8 million for the three months ended September 30, 2021. This increase was primarily related to increases of $2.2 million in other research and development expenses to advance IND-enabling studies for CB-011 and preclinical research for additional programs, as well as other consulting services related to research and development; $2.2 million in personnel-related expenses (which include an increase in stock-based compensation expense of $0.7 million) due to incremental hiring; and $0.5 million in other facilities and allocated expenses; partially offset by a net decrease of $0.8M in external CMO and CRO activities, driven by a decrease of $2.2 million due to timing of CMO activities for our product candidates, partially offset by a $1.4 million increase in CRO activities primarily to advance our ANTLER phase 1 trial for CB-010.
General and Administrative Expenses
General and administrative expenses increased by $3.1 million, or 46%, to $9.8 million for the three months ended September 30, 2022 from $6.8 million for the three months ended September 30, 2021. This increase was primarily related to increases of $1.6 million in personnel-related expenses (which include an increase in stock-based compensation expense of $1.1 million) due to incremental hiring; $0.7 million in facilities and other allocated expenses; and $0.7 million in legal, accounting, insurance, and other expenses necessary to support the growth and operations of a clinical-stage public company.
Total Other Income (Expense)
We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $1.6 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively.
Other income, net during the three months ended September 30, 2022 increased to $1.5 million from less than $0.1 million during the three months ended September 30, 2021 primarily due to an increase in interest income related to increased market rates and growth of our marketable securities portfolio.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Licensing and collaboration revenue	$10,159	$7,039	$3,120
Operating expenses
Research and development	56,494	37,144	19,350
General and administrative	29,486	16,469	13,017
Total operating expenses	85,980	53,613	32,367
Loss from operations	(75,821)	(46,574)	(29,247)
Other income (expense)
Change in fair value of equity securities	(73)	—	(73)
Change in fair value of the MSKCC success payments liability	1,041	(3,584)	4,625
Gain on extinguishment of PPP Loan	—	1,584	(1,584)
Other income, net	2,421	130	2,291
Total other income (expense)	3,389	(1,870)	5,259
Net loss	$(72,432)	$(48,444)	$(23,988)
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $3.1 million, or 44%, to $10.2 million for the nine months ended September 30, 2022 from $7.0 million for the nine months ended September 30, 2021. This increase was primarily related to increases of $2.7 million related to recognition of revenue under the AbbVie Agreement and $0.4 million related to other license agreements with various licensees.
The following table summarizes our revenue by licensee for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
AbbVie	$5,506	$2,781	$2,725
Other licensees	4,653	4,258	395
Total licensing revenue	$10,159	$7,039	$3,120
Research and Development Expenses
Research and development expenses increased by $19.4 million, or 52%, to $56.5 million for the nine months ended September 30, 2022 from $37.1 million for the nine months ended September 30, 2021. This increase was primarily related to increases of $7.8 million in personnel-related expenses (which include an increase in stock-based compensation expense of $2.3 million) due to incremental hiring; $6.4 million in external CMO and CRO activities, driven by increases of $4.6 million due to the timing of CMO activities for our product candidates, and $1.8 million in CRO activities primarily to advance our ANTLER phase 1 trial for CB-010; $5.7 million in other research and development expenses to advance IND-enabling studies for CB-011 and preclinical research for additional programs, as well as other consulting services related to research and development; and $1.8 million in other facilities and allocated expenses; partially offset by a decrease of $2.3 million in expenses related to licensing, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses increased by $13.0 million, or 79%, to $29.5 million for the nine months ended September 30, 2022 from $16.5 million for the nine months ended September 30, 2021. This increase was primarily related to increases of $8.0 million in personnel-related expenses (which include an increase in stock-based compensation expense of $4.5 million) due to incremental hiring; $4.0 million in legal, accounting, insurance, and other expenses associated with being a public company; and $1.9 million in facilities and other allocated expenses; partially offset by a $0.9 million decrease in patent cost reimbursements.
Total Other Income (Expense)
We recognized a gain and a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $1.0 million and $3.6 million, respectively, for the nine months ended September 30, 2022 and 2021, respectively.
The PPP Loan was forgiven in May 2021, and we recognized gain on the PPP Loan extinguishment of $1.6 million for the nine months ended September 30, 2021. No such gain was recognized for the nine months ended September 30, 2022.
Other income, net during the nine months ended September 30, 2022 increased to $2.4 million from $0.1 million during the nine months ended September 30, 2021 primarily due to an increase in interest income related to increased market rates and growth of our marketable securities portfolio.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds, and from our IPO, which generated approximately $321.0 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock that we received under the Intellia Agreement. Additionally, through September 30, 2022, we received approximately $82.3 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $33.0 million that was received from AbbVie under the AbbVie Agreement.
In order to assist in funding our future operations, including our planned clinical trials, on August 9, 2022, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022. We believe that our Shelf Registration Statement will provide us with the flexibility to raise additional capital to finance our operations as needed. From time to time, we may offer securities under our Shelf Registration Statement in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering and will be described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”).

Jefferies will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the Sales Agreement. We are not obligated to sell any shares under the Sales Agreement. Unless otherwise terminated earlier, the Sales Agreement will continue until all shares available under the Sales Agreement have been sold. As of September 30, 2022, there have been no sales under the Sales Agreement and, as of September 30, 2022, the full capacity remained available for issuance.
As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $342.6 million. We will continue to be dependent upon equity financing, debt financing, collaborations and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments as described in Note 9 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, and payments under certain of our license agreements as described in Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the number and characteristics of the product candidates that we develop;
•the increase in the number of our employees and expansion of our physical facilities to support growth initiatives;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•whether we enter into any additional collaboration agreements and the terms of any such agreements;
•the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
•the extent to which we acquire or in-license other product candidates and technologies;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our products after we receive regulatory approval;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale outsourced manufacturing activities or the cost and timing of completion of clinical-scale and commercial-scale internal manufacturing activities;
•the cost of establishing sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products without a partner;
•the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•the achievement of milestones or occurrence of other developments that trigger payments by or to third parties under any collaboration or licensing agreements;

•our implementation of various computerized informational systems and efforts to enhance operational systems;
•the impact of the COVID-19 pandemic or geopolitical events on our clinical development or operations;
•the impact of inflationary pressures on the cost of our operations; and
•the costs associated with being a public company.
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cash used in operating activities	$(65,922)	$(11,130)	$(54,792)
Cash used in investing activities	(94,419)	(2,436)	(91,983)
Cash provided by financing activities	2,006	432,969	(430,963)
Net (decrease) increase in cash and cash equivalents	$(158,335)	$419,403	$(577,738)
Cash Used in Operating Activities
Net cash used in operating activities was $65.9 million and $11.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $72.4 million, adjusted by non-cash charges of $10.6 million and net changes in our operating assets and liabilities of $4.1 million. Our non-cash charges were primarily comprised of $8.6 million of stock-based compensation, non-cash lease expense of $1.6 million, $1.1 million of depreciation and amortization expense, and acquired in-process research and development of $0.3 million, which were partially offset by the change in the fair value of the MSKCC success payments liability of $1.0 million. The changes in our operating assets and liabilities were due to increases of $1.6 million in prepaid expenses and other current assets, $0.4 million in contract assets, $0.4 million in other assets, and decreases of $2.6 million in accounts payable, $3.3 million in deferred revenue, and $0.3 million in operating lease liabilities, partially offset by decreases of $0.8 million in accounts receivable and $2.8 million in other receivables, an increase of $0.9 million in accrued expenses and other current liabilities.
Cash used in operating activities in the nine months ended September 30, 2021 was primarily due to our net loss of $48.4 million, adjusted by non-cash charges of $5.6 million and net changes in our net operating assets and liabilities of $31.7 million. Our non-cash charges consisted of a change in the fair value of the MSKCC success payments liability of $3.6 million, $1.9 million of stock-based compensation, $1.0 million of acquired in-process research development, which represents an investing activity, and $0.7 million of depreciation and amortization expense, which were offset by our PPP

Loan extinguishment gain upon the loan forgiveness of $1.6 million. The changes in our net operating assets and liabilities were due to increases of $30.7 million in deferred revenue, $4.9 million in accrued expenses and other current liabilities, $0.9 million in deferred rent and lease incentive liability, and $0.8 million in accounts payable, partially offset by increases of $2.8 million in prepaid expenses and other current assets, $1.7 million in other receivables, $0.5 million in contract assets, $0.4 million in accounts receivable, and $0.2 million in other assets.
Cash Used in Investing Activities
During the nine months ended September 30, 2022, and 2021 cash used in investing activities was $94.4 million and $2.4 million, respectively.
Cash used in investing activities for the nine months ended September 30, 2022, was primarily due to purchases of marketable securities of $252.6 million, property and equipment of $4.7 million, and in-process research and development of $0.3 million, partially offset by the proceeds from maturities of marketable securities of $163.1 million.
Cash used in investing activities for the nine months ended September 30, 2021 was primarily due to purchases of property and equipment of $1.4 million and payments for the acquisition of in-process research and development of $1.0 million.
Cash Provided by Financing Activities
During the nine months ended September 30, 2022 and 2021, cash provided by financing activities was $2.0 million and $433.0 million, respectively.
Cash provided by financing activities for the nine months ended September 30, 2022 was due to the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan of $2.0 million.
Cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to the receipt of net proceeds from our IPO in the amount of $321.0 million, net proceeds from the issuance of Series C convertible preferred stock in the amount of $108.8 million, proceeds from the exercise of stock options of $2.1 million, and repayment of the promissory note issued to our president and chief executive officer in the amount of $1.2 million.
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
Indemnification Agreements
As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while such officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers, directors, and controller. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to the Company’s market risk during the nine months ended September 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Form 10-K. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2022
There were no unregistered sales of equity securities during the three months ended September 30, 2022.
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

3.2	Amended and Restated Bylaws of Caribou Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 28, 2021)
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Registrant on March 21, 2022)
10.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant
10.2*	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant
10.3
Open Market Sale AgreementSM, dated August 9, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266712) filed with the SEC on August 9, 2022)

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
______________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: November 8, 2022	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)