Form 10-K
period 2022-12-31
Caribou Biosciences, Inc.
filed 2023-03-09
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40631
__________________________________
Caribou Biosciences, Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________________

Delaware	45-3728228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 7th Street, Suite 105 Berkeley, California	94710
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 982-6030
__________________________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements are restatements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on such date, was $308.4 million This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any purpose.
The number of shares of Registrant’s Common Stock outstanding as of March 3, 2023 was 61,299,687.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

Risk Factors Summary
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. These risks include, among others, the following:
•We have incurred significant net losses since our inception and anticipate that we will incur continued net losses for the foreseeable future.
•We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be delayed or unable to complete the development and commercialization of our product candidates.
•We have a limited operating history, which may make it difficult to evaluate our technologies and product candidate development capabilities or to predict our future performance.
•We are early in our development efforts and it will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval, and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Our product candidates are cell therapies generated by our novel CRISPR chRDNA genome-editing technologies, which make it difficult to predict the time and cost of developing these product candidates and obtaining regulatory approval. To date, no other products that use these chRDNA genome-editing technologies have advanced into clinical trials or received marketing approval in the United States.
•Our business is highly dependent on the success of our product candidates, which will require significant additional preclinical studies and/or human clinical trials before we can seek regulatory approval and potentially commercialize our product candidates. If we are unable to advance our preclinical studies and clinical trials and obtain regulatory approval for, and successfully commercialize, our product candidates for the treatment of patients in approved indications, or if we are substantially delayed in doing so, our business will be significantly harmed.
•If we experience delays or difficulties enrolling patients in the clinical trials for our product candidates, including our ANTLER phase 1 clinical trial for our CB-010 product candidate and our CaMMouflage phase 1 clinical trial for our CB-011 product candidate, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.
•Our clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates and the development of our product candidates may be delayed or unsuccessful, which could prevent or delay regulatory approval and commercialization.
•If our product candidates cause serious adverse events or undesirable side effects, including injury and death, or have other properties that could delay or prevent regulatory approval, their commercial potential may be limited or extinguished.
•We rely on third parties to supply the materials for, and the manufacturing of, our clinical product candidates, and, if such product candidates receive regulatory approval, we may continue our reliance on third parties for manufacturing of our commercial products. Our continued success is subject to the performance of these third parties.
•We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or do not meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies, which may result in other companies developing or commercializing products before, or more successfully than, we do, thus rendering our product candidates non-competitive or reducing the size of the market for our product candidates. Our operating results will suffer if we fail to compete effectively.

•If we do not possess the necessary intellectual property rights covering our CRISPR chRDNA genome-editing technologies and our product candidates, we may not be able to block competitors or to compete effectively in the market.
•Third-party claims of intellectual property infringement may prevent or delay our ability to commercialize our product candidates.
•Our rights to develop and commercialize our product candidates are subject to the terms and conditions of our licenses and assignments with third parties. If we fail to comply with our obligations under these agreements, we could lose intellectual property rights and be subject to litigation from our licensors or assignors.
•Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings.
•AbbVie has the right to delay timelines or terminate our collaboration and license agreement at its sole discretion, which will affect our ability to receive reimbursements, milestone payments, and royalties. In addition, we may not be able to meet our obligations under the AbbVie collaboration, and the development of our product candidates may be delayed in light of our obligations to AbbVie.
•Our future success depends on our ability to retain our executive officers and to attract, retain, and motivate qualified personnel.
•We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.
•The market price of our common stock has been, and may continue to be, volatile, and our investors may suffer substantial losses if the price of our common stock drops significantly.

Throughout this Annual Report on Form 10-K, the “Company,” “Caribou,” “Caribou Biosciences,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Caribou Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Caribou Biosciences, Inc.
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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development programs, including our timing expectations with respect to such programs and the expected timing of disclosure of initial data from such programs; future regulatory filings; our results of operations and financial position; plans and objectives of management for future operations; and the like, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•our expectations regarding the initiation, timing, progress, and results of our product candidate preclinical studies, clinical trials, and research programs including, without limitation, our timing expectations relating to the release of additional patient data from our ANTLER phase 1 clinical trial for CB-010 and updates from our CaMMouflage phase 1 clinical trial for CB-011 as well as our timing expectations relating to the submission of our IND application for CB-012;
•our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo for our product candidates;
•our ability to successfully develop our product candidates and to obtain and maintain regulatory approval for our product candidates;
•the likelihood of our clinical trials demonstrating safety and efficacy of our product candidates;
•the beneficial characteristics, therapeutic effects, and potential advantages of our product candidates;
•the timing or likelihood of regulatory filings and approval for our product candidates;
•our strategic plans for our business, product candidates, research programs, and technologies;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and genome-editing technology;
•anticipated developments related to our competitors and our industry;
•estimates regarding the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements; and
•our anticipated use of our existing resources, capital requirements, and timing and needs for additional financing.
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

PART I
Item 1. Business.
Overview

We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technologies, enables high-precision genome editing to develop cell therapies that are armored to improve antitumor activity. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.

We are initially focused on advancing multiple allogeneic cell therapies for the treatment of hematologic malignancies and solid tumors. Our therapies are directed at established tumor cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our chRDNA technologies to armor our cell therapies’ antitumor activity by using tailored armoring strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies.
Our Pipeline

Our pipeline includes allogeneic cell therapies from our CAR-T and CAR-NK platforms. We currently are advancing four wholly owned programs for the treatment of hematologic malignancies and solid tumors. Additionally, under a collaboration agreement with AbbVie Manufacturing Management Unlimited Company (“AbbVie”), we are developing two CAR-T cell therapies for AbbVie. Our pipeline is shown below:
1 Phase 3 may not be required if Phase 2 is pivotal
2 Also known as CD371
3 AbbVie has an option to include two additional CAR-T cell programs

Figure 1. We are developing a pipeline of allogeneic immune cell therapies for hematologic malignancies and solid tumors.
Our Clinical Programs
Our lead product candidate, CB-010, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improved the durability of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion.

CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”). As reported in 2022, the first cohort contained six patients who have been dosed with CB-010 at dose level 1 (40x106 CAR-T cells). In this first cohort of patients, CB-010 was generally well tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies, and we observed complete responses in three of six patients that lasted at least six months. As reported in 2022, the second cohort enrolled three patients at dose level 2 (80x106 CAR-T cells), and we are currently enrolling patients at dose level 3 (120x106 CAR-T cells). We plan to provide an ANTLER update in the second half of 2023. CB-010 has received Regenerative Medicine Advanced Therapy (“RMAT”) designation for relapsed or refractory large B cell lymphoma (“LBCL”), fast track designation for r/r B-NHL, and orphan drug designation for follicular lymphoma (“FL”) from the U.S. Food and Drug Administration (“FDA”).

Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in patients with relapsed or refractory multiple myeloma (“r/r MM”), and we are currently recruiting patients at dose level 1 (50x106 CAR-T cells).
Our Preclinical Programs
Our third product candidate from our CAR-T cell platform is CB-012, an allogeneic CAR-T cell therapy targeting CLL-1 (also known as CD371). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies, and its manufacture requires a total of five genome edits. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in investigational new drug (“IND”)-enabling studies to support a planned IND application submission for relapsed or refractory AML (“r/r AML”) in the second half of 2023.

Additionally, we are developing allogeneic CAR-NK cell therapies derived from genome-edited induced pluripotent stem cells (“iPSCs”) for the treatment of solid tumors. We have multiple armoring strategies in development for our CAR-NK platform, including a Casitas B-Lineage lymphoma proto-oncogene-B (“CBLB”) gene knockout for enhanced antitumor activity, IL-15/IL-15RA fusion gene insertion for enhanced persistence, and immune cloaking to reduce T cell-mediated rejection and to prevent NK fratricide (collectively, “NK cell self-killing”). CB-020 is our first CAR-NK cell therapy and we have selected receptor tyrosine kinase like orphan receptor 1 (“ROR-1”) as the tumor cell surface target.

AbbVie Programs under Collaboration Agreement
In February 2021, we entered into a Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie to develop two CAR-T cell therapies for AbbVie. We view this collaboration as an external recognition of the potential for our Cas12a chRDNA genome-editing technology to significantly improve genome-editing specificity and efficiency.
Our CRISPR chRDNA Technologies
The genome-editing technologies currently used in the allogeneic cell therapy field generally have limited efficiency, specificity, and versatility for performing the multiple, precise genomic edits necessary to enhance efficacy and antitumor activity of these therapies. Our chRDNA technologies are designed to address these genome-editing limitations and improve the antitumor activity in allogeneic cell therapies. Our goal is to apply armoring strategies to our allogeneic cell therapies, which we believe could unlock their full potential by improving upon their effectiveness and antitumor activity.

We believe that our chRDNA technologies have broad potential to generate gene and cell therapies in oncology and in therapeutic areas beyond oncology. Potential applications include immune cell therapies, cell therapies derived from genome-edited iPSCs, and in vivo genome-editing therapies. We own a robust worldwide patent portfolio protecting our Cas9 and Cas12a chRDNA technologies.

Our Team

Our team and our culture are critical to our mission to develop innovative, transformative therapies for patients with devastating diseases through our novel CRISPR chRDNA genome editing. We were founded in 2011 by globally-recognized pioneers in CRISPR genome editing and nucleic acid biology: Jennifer A. Doudna, Ph.D., who was a co-recipient of the 2020 Nobel Prize in Chemistry for the development of CRISPR-Cas9 as a method for genome editing; Martin Jinek, Ph.D., Assistant Professor at the University of Zurich in the Department of Biochemistry; James Berger, Ph.D., Professor in the Department of Biophysics and Biophysical Chemistry at the Johns Hopkins University School of Medicine; and Rachel E. Haurwitz, Ph.D., who has served as our president and chief executive officer since our formation. Drs. Doudna and Jinek serve on our scientific advisory board (“SAB”), which also includes world experts in patient care, clinical trial development to support commercialization, immunotherapies, T cell metabolism and tumor interactions, and NK cell biology. Our team of employees includes some of the scientists who invented the technologies we use today in our research and product development and who continue to drive innovation.
Genome-Editing Landscape and Limitations
Genome editing is a class of technologies that facilitate making specific changes to deoxyribonucleic acid (“DNA”) sequences inside living cells. Genome editing occurs in two steps, as shown in figure 2 below. In the first step, a double-stranded break (“DSB”) is made at the location of the genome where the edit is desired. A cell typically has two ways to repair the DSB, which results in the knockout of a gene or the insertion of new genetic material: non-homologous end joining (“NHEJ”) and homology-directed repair (“HDR”), respectively. NHEJ is an error-prone process in which the broken DNA ends are reattached. During NHEJ, the cell typically inserts or deletes a few nucleotides at the DSB. These insertions and deletions (“indels”) destroy the coding sequence for the targeted gene, resulting in the knockout of the targeted sequence. HDR, by contrast, is a more controlled repair system where the cell incorporates donor DNA delivered during the experiment into the DSB, resulting in the site-specific insertion of the provided DNA sequence.
Figure 2. Genome editing may be initiated by generating a double-stranded break (“DSB”) in chromosomal DNA at a desired location. The cell will seal the break by an error-prone process called non-homologous end joining (“NHEJ”), leading to the formation of indels, resulting in a site-specific gene knockout. If a donor DNA template is provided to the cell during genome editing that encodes a gene of interest, a process called homology-directed repair (“HDR”) will result in the insertion of the donor DNA in a site-specific manner.
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
The canonical CRISPR system utilizes Cas9, an enzyme that can cut genomic DNA. Cas9 is targeted to a specific site in a genome by a guide ribonucleic acid (“RNA”). One of the drawbacks of CRISPR-Cas9 genome editing is the occurrence of off-target editing, edits that occur at sites in the genome other than at the intended target site. Off-target edits can alter an oncogene or tumor suppressor gene, impact the biology of the target cell, or have other negative consequences on therapeutic development. Additionally, the simultaneous occurrence of both on-target and off-target edits may lead to genomic rearrangements including chromosomal translocations that may be problematic for immune cell therapeutics, especially for ones requiring multiple edits.

Our CRISPR Hybrid RNA-DNA (chRDNA) Technologies
Overview
We deploy a new, next-generation CRISPR genome-editing platform, our novel chRDNA technologies, which uses hybrid guides containing both RNA and DNA for editing genomic DNA, providing a powerful tool with the potential to expand the use of allogeneic cell therapies. The advantages of our chRDNA technologies include:
•Specificity: Significantly fewer off-target events are observed using our chRDNA guides versus first-generation CRISPR-Cas9 or CRISPR-Cas12a using all-RNA guides. The improved genome-editing specificity from the use of our chRDNA guides leads to a high degree of editing specificity with lower levels of off-target events. See figure 3 below.
•High efficiency: We achieve a high degree of on-target gene knockout and insertion efficiency, facilitating robust multiplex editing including multiple gene insertions. For example, for CB-011, Cas12a chRDNA genome editing leads to >60% of manufacturing-scale T cells with all four intended edits, including two separate site-specific gene insertions. See figure 4 below.
•Versatility: Our chRDNA guides are compatible with and offer utility across multiple cell types.
•Simplicity: Our chRDNA guides are manufactured via chemical synthesis using readily available technologies.

Knockout
Cas9
Cas12a
all-RNA guide
chRDNA
chRDNA
100
80
60
40
20
6
4
2
0
% editing
ON
OFF
ON
OFF
PDCD1
ON
OFF
ON
OFF
TRAC
B2M
All-RNA guide on target
chRDNA guide on target
All-RNA guide off target
chRDNA guide off target

Figure 3. chRDNA guides significantly improve genome-editing specificity relative to all-RNA guides.

Figure 4. Our Cas12a chRDNA technology mediates high rates of site-specific insertion. High efficiency Cas12a chRDNA editing yields >60% of the T cell population possessing 2 gene inserts and 2 gene knockouts, thus having all 4 intended edits.
Our chRDNA Guides
Our chRDNA technologies use the canonical Streptococcus pyogenes Cas9 protein or the Acidaminococcus sp. Cas12a protein and a guide that is composed of a mixture of RNA and DNA nucleotides in both the region that interacts with the chromosomal target DNA and in the region that does not interact with the target DNA. The presence of DNA in a chRDNA guide significantly improves editing specificity relative to an all-RNA guide. Like Cas9, Cas12a is a CRISPR protein used to edit genomic DNA site-specifically. See figures 5 and 6 below.
Figure 5. Our next-generation chRDNA guides are hybrid molecules that contain both RNA and DNA nucleotides. They enable significantly improved specificity compared to first-generation all-RNA guides.

Figure 6. We use our novel chRDNA guides with Cas9 or Cas12a in the development of our allogeneic cell therapies.
Our chRDNA Guides: Highly Specific On-Target Genome Editing
Our chRDNA guides mediate higher genome-editing specificity as compared to all-RNA guides. Our chRDNA guides retain sufficiently high affinity to edit a genome at the intended location; however these guides have sufficiently low affinity for potential off-target sites to reduce the likelihood of a genome edit at an unintended location. We evaluated the integrity and performance of chRDNA guides by employing two unique assays, the SITE-Seq assay and the VINE assay, on two genes known from the scientific literature to suffer from high rates of off-target editing with either the Cas9 or Cas12a protein. As seen in figure 3 above, all-RNA guides generated both robust on-target and off-target editing. We developed chRDNA guides that target the exact same genomic locations that achieve equivalent on-target editing compared to the all-RNA guides. However, the chRDNA guides, in contrast to the all-RNA guides, result in minor to no detectable off-target editing. For any single genome edit, the chRDNA platform provides high specificity for use in our product candidates. We have generated chRDNA guides for Cas9 and for Cas12a targeting multiple distinct locations in the human primary T cell genome that lead to high efficiency and high specificity editing. We published an article in Molecular Cell, a peer-reviewed journal, on the mitigation of off-target editing using Cas9 chRDNAs (Donohoue, P.D. et al., Molecular Cell 81, 3637–3649, September 2, 2021). Figure 3 above shows the increased editing specificity with Cas9 and Cas12a chRDNA guides relative to all-RNA guides.
Our chRDNA Guides: Achieve Equivalent, High Gene Knockout Efficiencies Compared to Conventional all-RNA Guides
The inclusion of DNA in our chRDNA guides does not impair their activity, and they achieve knockout efficiencies in human primary T cells with either the Cas9 or Cas12a protein that are equivalent to the knockout efficiencies achieved with all-RNA guides.
Our chRDNA Guides: Cas12a chRDNA-Mediated Editing Drives High Efficiency Gene Insertions
One of the challenges in the genome-editing field is obtaining a high degree of site-specific gene insertion. High efficiency gene knockout is achievable with a variety of genome-editing technologies, but achieving high efficiency gene insertion is more challenging. Either Cas9 or Cas12a can be used to insert a new gene into a genome. We use the combination of the Cas12a protein and our chRDNA guides to generate particularly high and reproducible gene insertion rates. Gene insertion requires delivery of the new gene into the target cells. To insert genes into T cells with our chRDNA technology, we transduce the cells with adeno-associated virus serotype 6 (“AAV6”), which contains the DNA template of interest to facilitate the integration of the DNA into the double-stranded break generated by the Cas9 chRDNA complex or the Cas12a chRDNA complex via the homology-directed repair pathway.

As shown in figure 4 above, during full-scale current good manufacturing processes (“cGMP”) manufacturing of CB-011 carried out by a contract manufacturing organization (“CMO”), we observed that approximately 76-80% gene insertion rates were achieved in human primary T cells edited with Cas12a chRDNAs, a significant rate compared to other genome-editing platforms, resulting in >60% of the T cell population containing all four desired edits. We demonstrated the insertion of a BCMA-specific CAR transgene, or Insert 1, into the TRAC locus by staining the edited T cells for the expression of the CAR following the knockout of the T cell receptor (“TCR”), via a TRAC knockout, and the insertion of the CAR transgene into the TRAC locus. In the same T cells, we demonstrated the insertion of a B2M–HLA-E fusion gene, or Insert 2, into the B2M locus by staining the edited T cells for the expression of HLA-E following the knockout of all class I antigens via a B2M knockout and the insertion of the B2M–HLA-E fusion gene into the B2M locus.
Immune Cell Therapies
Overview
Immune cell therapies have emerged as a revolutionary and potentially curative treatment for multiple kinds of cancers. The regulatory approval and commercialization of multiple first-generation CD19- and BCMA-directed autologous CAR-T cell products have laid the foundation and opened a path for the development of more advanced cell therapeutics, including CAR-T and CAR-NK cell products with next-generation capabilities and approaches. Among these approaches, allogeneic cell therapy is positioned to unlock the broad potential of immune cells as a leading therapeutic modality. Expansion, trafficking, and sufficient antitumor activity of allogeneic CAR-T and CAR-NK cells are critical to achieving long-term efficacy. We believe that the genome-editing technologies currently utilized in the allogeneic cell therapy field have limited specificity, efficiency, and versatility for performing the multiplex editing necessary to address these challenges.
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
Autologous immune cell therapies, the most advanced of which use T cells, are a class of therapies in which immune cells are removed from a patient’s body and modified to express a CAR. A CAR is an engineered molecule that, when present on the surface of an immune cell, enables the immune cell to recognize specific proteins, or antigens, that are present on the surface of other cells, including cancer cells. To manufacture autologous CAR-T cell therapies, a cancer patient’s own T cells are modified to express a particular CAR, grown outside the patient’s body to expand their numbers, and then infused back into the same patient to recognize and destroy cancer cells in a targeted manner.
Allogeneic Cell Therapies
Despite the regulatory approvals and commercialization of autologous CAR-T cell therapies, several limitations have prevented autologous therapies from achieving the full potential of CAR-T products:
•Limited patient access. Many patients are not eligible for autologous therapy because of the quality of their T cells or the lengthy vein-to-vein time.
•Bridging therapy often required. Long wait times between the initial collection of the patient’s T cells and the return of the manufactured cells back to the patient may require bridging therapy, an additional line of therapy.
•Manufacturing constraints. At present, there are a limited number of CAR-T cell centers and there are often insufficient manufacturing slots available to meet patient demand for autologous therapies. In addition, autologous cell manufacturing is complex and lengthy, and there can be manufacturing failures. The consequence of a manufacturing failure is that a patient might never receive their treatment.
•High production costs limit scalability. Due to the personalized nature of autologous therapy, only one patient can be treated from each manufacturing run; the supply chain logistics, including manufacturing and delivery, result in high costs with limited ability to scale.
•Variable potency. Often a patient’s T cells may be damaged and weakened due to prior cancer treatments or the biology of their disease, which may lead to manufacturing failures or variable potency of the manufactured CAR-T cells with variability in clinical outcomes of the therapy.

Universal off-the-shelf, or allogeneic, versions of CAR-T or CAR-NK cell therapies derived from healthy donors or stem cells are attractive options for several reasons.
•Off-the-shelf availability. Allogeneic CAR-T cells are manufactured in advance, are stored in inventory, and are available for any eligible patient at any time, which significantly shortens wait times and avoids the need to undergo leukapheresis and to wait for a manufacturing slot, thereby reducing patient burden. In addition, allogeneic cell therapies may offer an opportunity for repeated dosing in patients with significant tumor burden.
•Broad patient access. Allogeneic cell therapies derived from healthy donor cells have the potential to provide therapeutic options for patients who are ineligible for autologous CAR-T cell treatments due to the condition of their T cells or rate of disease progression.
•Bridging therapy not required. Patients receiving autologous cell therapy may require bridging therapy to treat their cancer from the time their T cells are collected until their CAR-T cell therapy is manufactured and administered. Patients receiving allogeneic cell therapy, however, do not have to wait for their CAR-T cell therapy to be manufactured and thus avoid the potential need for bridging therapy.
•More efficient and scalable manufacturing. Allogeneic approaches utilize cells from healthy donors or stem cells, resulting in a streamlined manufacturing process and enhanced scalability relative to autologous cell therapies where each patient requires their own bespoke batch of cell therapy.
•Healthy donor cells engineered with genome-editing strategies enhanced antitumor activity. Allogeneic cell therapies are prone to rapid rejection by a patient’s immune system, thus limiting antitumor activity. Donor-derived or stem cell-derived allogeneic cell therapies can be armored via one or multiple genome-editing strategies with the intent of enhancing antitumor activity.
Our Strategy
Key Components of our Strategy
Our mission is to develop innovative, transformative therapies for patients with devastating diseases through our novel chRDNA genome editing. Our overarching goal is to build an integrated company that discovers, develops, manufactures, and commercializes genome-edited therapies that have the potential to treat patients with significant unmet needs. Our initial focus is on allogeneic cell therapies for hematologic malignancies and solid tumors, and our chRDNA technologies offer broad potential applications longer-term.
Key components of our strategy include:
•Applying our chRDNA genome-editing technology to engineer allogeneic cell therapies from our CAR-T and CAR-NK platforms that have the potential for durable antitumor activity. Our chRDNA technologies enable us to design allogeneic cell therapies with the potential to achieve enhanced antitumor activity through the use of tailored armoring strategies, including (i) checkpoint disruption, through a knockout of PD-1 to sustain the initial activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion, (ii) immune cloaking of CAR-T cells to reduce rejection by the patient’s immune system, (iii) cytokine support to enhance antitumor activity, and (iv) a combination of these strategies.
•Developing allogeneic CAR-T cell therapies against clinically proven targets for the treatment of hematologic malignancies. We are advancing the clinical development of two product candidates, CB-010 for r/r B-NHL and CB-011 for r/r MM. CB-010 is directed to the CD19 tumor antigen, and CB-011 is directed to the BCMA tumor antigen. These targets have been clinically proven in autologous CAR-T cell therapies that have received regulatory approvals, which reduces target risk as we evaluate the safety, antitumor activity, and duration of response of our two clinical-stage allogeneic CAR-T cell therapies. CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial and CB-011 is being evaluated in our recently initiated CaMMouflage phase 1 clinical trial.
•Developing additional allogeneic CAR-T cell therapies against new targets for the treatment of hematologic malignancies. Immune cell therapies have emerged as an exciting and powerful approach for difficult-to-treat hematologic malignancies in patients with limited treatment options. We are applying our chRDNA platform and insights from our more advanced programs to design allogeneic CAR-T cell therapies against targets, such as CLL-1, for diseases for which there are no approved autologous CAR-T cell therapies, such as AML. Our CB-012 product candidate is directed to the CLL-1 target and is being evaluated in IND-enabling studies to support a planned IND application submission for r/r AML in the second half of 2023.
•Developing CAR-NK cell therapies for the treatment of solid tumors by leveraging our iPSC-derived NK cell (“iNK”) therapy platform. We believe NK cells are a promising cell type for the treatment of solid tumors and metastases. We have developed robust protocols to edit iPSCs and to differentiate and expand them into NK cells that have antitumor potential. We intend to pursue targeting multiple types of solid tumors for which there is high unmet medical need. Our anti-ROR1 CB-020 product candidate is in preclinical development.
•Reinforcing our leadership in CRISPR genome editing through strategic investments in our platform and new technologies. Our company was founded by leaders in CRISPR biology and the core of our company is based on technologies protected by a robust IP portfolio. We will continue to invest in these areas to maintain our prominence in the field and to develop therapies in which our genome edits confer potential benefits to patients.
•Further expanding patient access to cell therapies via selective strategic collaborations. We executed a strategic license and collaboration agreement with AbbVie in February 2021 to develop two allogeneic CAR-T cell therapies for AbbVie using our Cas12a chRDNA genome-editing and cell therapy technologies. In the future, we plan to seek additional opportunities with select collaborators as appropriate to accelerate our ability to develop therapeutics to address significant unmet medical need.
•Pursuing potential indications both within and outside of oncology, selectively on our own and through strategic collaborations. We believe that our technology has broad potential to generate gene and cell therapies in oncology and in therapeutic areas beyond oncology. Potential applications include immune cell therapies, cell therapies derived from genome-edited iPSCs, and in vivo genome-editing therapies. We aspire to maximize the value of our technologies and capabilities for patient benefit through internal investment and development and through collaborations.
Multiplex Genome-Editing Strategy Using our chRDNA Technologies
Using our chRDNA genome-editing technologies, we have successfully demonstrated multiplex genome editing while maintaining genomic integrity. We believe this level of editing sophistication has the potential to unlock the broad use of allogeneic cell therapies by:
•Increasing the antitumor activity of allogeneic cell therapies, thereby potentially achieving long-term efficacy: Our chRDNA technologies enable us to apply tailored armoring strategies to our allogeneic CAR-T cells, including (i) checkpoint disruption, through the knockout of PD-1 to sustain the initial activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion, (ii) immune cloaking of CAR-T cells to reduce rejection by the patient’s immune system, and (iii) a combination of these two strategies. See figure 7 below. Our CB-010 preclinical mouse xenograft data demonstrate that the PD-1 knockout results in a significant survival advantage compared to conventional allogeneic CAR-T cells without a PD-1 knockout.
•Improving the genomic integrity of our products: We have observed that our product candidates have significantly lower levels of off-target edits compared to those made with first-generation CRISPR-Cas9, and we believe we can make multiple edits while maintaining genomic integrity.
•Expanding into solid tumors: We are also focused on developing genome-edited, off-the-shelf CAR-NK cell therapies for the treatment of solid tumors. In our preclinical studies to date, we have observed that our chRDNA technologies can precisely edit iPSCs, and we can generate genome-edited iNKs that are armored to enhance tumor targeting, allogeneic CAR-NK cell survival, and persistence of antitumor activity.

Figure 7. We employ multiple armoring strategies to engineer allogeneic CAR-T cell therapies with the potential for durable antitumor activity.
Engineering Enhanced Antitumor Activity is the Key to Unlocking the Full Potential of Allogeneic Cell Therapies
CAR-T cells will generally proliferate in response to tumor antigen engagement via their respective CAR. However, allogeneic CAR-T cells are rapidly rejected by a patient’s immune system due to their divergent donor-derived genetic profile. We believe engineering CAR-T cells to achieve enhanced antitumor activity is necessary for the realization of the full potential of allogeneic cell therapies. Furthermore, development of an allogeneic CAR-T cell therapy requires genome editing to remove proteins from donor T cells that may recognize and attack a patient’s tissue that, without removal, would pose a risk of graft versus host disease (“GvHD”).
Our Approach: Armoring Cell Therapies for Enhanced Antitumor Activity
We believe that engineering enhanced antitumor activity is the key to unlocking the full potential of allogeneic cell therapies. Our strategies to improve CAR-T cell antitumor activity are three-fold: (i) checkpoint disruption, through a knockout of PD-1 to sustain the antitumor activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion, (ii) immune cloaking the CAR-T cells to blunt rapid rejection by the patient’s immune system, and (iii) a combination of these two strategies. Similar approaches may be used for our CAR-NK platform where improved targeting, CAR-NK cell survival, and enhancement of antitumor activity is thought to be key.
Checkpoint Disruption with PD-1 Knockout Strategy
One of the approaches we deploy to increase the antitumor activity of CAR-T cells is to remove PD-1 from the CAR-T cell surface. The PD-1/PD-L1 pathway leads to rapid exhaustion in T cells. This occurs when a T cell expressing PD-1 engages with another cell expressing PD-L1. Tumor cells and the patient’s own cells can express PD-L1, leading to interaction with PD-1 and subsequent exhaustion of the CAR-T cells. We use our chRDNA technology to knock out the PDCDI gene to eliminate PD-1 expression from the CAR-T cell surface, thereby preventing PD-1/PD-L1-mediated exhaustion. We believe that knocking out PD-1 will maintain the CAR-T cells in a higher antitumor state for an extended period of time, and we believe this will result in greater initial tumor debulking in the patient. To our knowledge, our CB-010 product candidate is the first allogeneic CAR-T cell therapy in a clinical study with a PD-1 knockout, and we believe the PD-1 knockout enhances the potential for durable antitumor response of allogeneic CAR-T cell therapy.
Immune-Cloaking Strategy
Another approach we deploy to increase the persistence of CAR-T cell antitumor activity is to immune cloak our CAR-T cells to reduce rapid immune-mediated rejection. The goal of immune cloaking is to maintain the allogeneic CAR-T cells in circulation for an extended period of time. Allogeneic CAR-T cells are foreign to the patient’s immune system and, unless modified, will be rapidly rejected. We use our Cas12a chRDNA technology to make multiple edits to T cells to immune cloak them and limit the rapid rejection by both the patient’s cytotoxic T cells and NK cells. Our edits remove all endogenous HLA class I antigens from the CAR-T cell surface and lead to the overexpression of HLA-E, a minor HLA antigen, on the CAR-T cell surface. The lack of endogenous HLA class I antigens and the presence of only HLA-E are designed to prevent the patient’s T cells and NK cells from rapidly rejecting the allogeneic therapy. These cells are unlikely to persist indefinitely, and ultimately other types of immune cells in the patient will eliminate the allogeneic CAR-T cells. Our edits are designed to maintain the CAR-T cells in circulation longer to enhance the antitumor response of the CAR-T cell therapy to destroy a larger proportion of the targeted tumor cells.
Figure 8. We use our novel chRDNA technologies to perform multiple genome edits to introduce armoring strategies intended to enhance antitumor activity and persistence of the cell therapy.
Our Pipeline
We are advancing a pipeline of allogeneic CAR-T and CAR-NK cell therapies focused on the treatment of hematologic malignancies and solid tumors. Additionally, under the AbbVie collaboration, we are developing two CAR-T cell therapies for AbbVie. Our pipeline is set forth in figure 9 below.
1 Phase 3 may not be required if phase 2 is pivotal
2 Also known as CD371
3 AbbVie has an option to include two additional CAR-T cell programs
Figure 9. We are developing a pipeline of allogeneic immune cell therapies for hematologic malignancies and solid tumors.

CB-010
Overview: Strategy and Rationale
Our lead product candidate is CB-010, a healthy donor-derived, genome-edited, allogeneic CAR-T cell therapy targeting CD19-positive malignancies, being evaluated in the ongoing first-in-human, open-label, multicenter ANTLER phase 1 clinical trial (NCT04637763) in the United States in adults with r/r B-NHL. CB-010 is designed to prevent rapid CAR-T cell exhaustion and confer a better therapeutic index compared to other allogeneic CAR-T cell therapies. To manufacture CB-010, we make three modifications to healthy donor-derived T cells using our Cas9 chRDNA genome-editing technology:

CB-010
PD-1 KO
3
Anti-CD19
CAR
TCR KO
2
1
PD-L1
CD19
MHC I
NHL cell

Figure 10. CB-010 has a CD19-specific CAR and the TCR and PD-1 are knocked out.

1.TRAC knockout: We knock out the TRAC gene in order to eliminate expression of the TCR from the surface of the CAR-T cells. The removal of TCR expression is intended to eliminate the risk of GvHD in patients.
2.Site-specific insertion of the anti-CD19 CAR: We insert the CD19-targeted CAR into the TRAC gene by AAV6 transduction and homology directed repair.
3.PD-1 knockout: We knock out the PDCD1 gene, which encodes for PD-1, a checkpoint receptor, for enhanced antitumor activity, potentially leading to a better therapeutic index.
To our knowledge, CB-010 is the first allogeneic CAR-T therapy in the clinic with a PD-1 knockout. Other CAR-T cell therapies that express endogenous PD-1 could become rapidly exhausted and lose antitumor activity due to the interaction between PD-1 and PD-L1. The PD-1/PD-L1 pathway leads to rapid exhaustion in T cells. This occurs when a T cell expressing PD-1 engages with another cell expressing PD-L1. B cell tumors and the patient’s own cells can express PD-L1, leading to interaction with PD-1 and subsequent exhaustion of the CAR-T cells. We eliminate PD-1 expression from the CB-010 CAR-T cells, thereby preventing PD-1/PD-L1-mediated exhaustion. More than half of B-NHL tumors express PD-L1, and expression of PD-L1 in B-NHL correlates with poorer outcomes. We believe that knocking out PD-1 will maintain the CAR-T cells in a higher antitumor state for an extended period of time, which we believe will result in greater initial tumor debulking in the patient, thereby enabling a potentially better therapeutic index relative to PD-1-expressing CAR-T cells and CAR-T cell-mediated antitumor responses.
Target Indication
We are developing CB-010 for the treatment of r/r B-NHL. Non-Hodgkin lymphoma is the most common hematologic malignancy with an estimated 80,470 cases, or 4% of all cancers diagnosed in the United States in 2022 according to the National Cancer Institute SEER database. B-NHL makes up 80 to 85% of those non-Hodgkin lymphoma cases. Approximately 34% of B-NHL cases are considered relapsed or refractory.

B-NHL is a heterogeneous malignancy that is monoclonal in nature and arises in B lymphocytes. The disease can often be traced to specific stages in lymphoid maturation. Most malignant lymphocytes derive from mature B cells or from lymphocytes of germinal center origin. The malignant cells have acquired the ability to proliferate, evade the host immune response, and avoid cellular apoptosis.
Overall, for aggressive r/r B-NHL, newer immunologically-mediated therapies under investigation include checkpoint inhibitors, bispecific antibodies, and CAR-T cells. FDA-approved autologous CD19-specific CAR-T cell therapies have shown significant complete response rates, improved progression-free survival, and extended overall survival. Despite the clinical benefits of these FDA-approved autologous CAR-T cell therapies, they are expensive and challenging to manufacture, and many patients are ineligible, cannot wait the long vein-to-vein time, and may require bridging therapy. Thus, there remains a significant unmet medical need in r/r B-NHL.
ANTLER Phase 1 Clinical Trial for CB-010 in r/r B-NHL
CB-010 is being evaluated in our ANTLER phase 1 clinical trial for the treatment of adult patients with aggressive forms of r/r B-NHL. The patient population includes individuals for whom at least two lines of chemo- and/or immunotherapy have failed or refractory patients who have rapidly progressed after their first treatment. Our ANTLER trial currently excludes patients who have previously received CD19-targeted therapy. The eligible patient population in the trial includes the following aggressive B-NHL subtypes: diffuse large B cell lymphoma (“DLBCL”); high grade B cell lymphoma (“HGBL”); transformed follicular lymphoma (“tFL”); primary mediastinal large B cell lymphoma (“PMBCL”); follicular lymphoma (“FL”) that is aggressively behaving with progression of disease within 24 months (“POD24”), which is a measure of high risk disease; marginal zone lymphoma (“MZL”); and mantle cell lymphoma (“MCL”).
Patients in our ANTLER phase 1 clinical trial receive a lymphodepletion regimen prior to CAR-T cell infusion. The lymphodepletion regimen includes two chemotherapy agents, cyclophosphamide and fludarabine, which are generally used for lymphodepletion prior to autologous CAR-T cell therapy. To ensure optimal engraftment of the allogeneic CB-010 cells, we use a more intensive regimen of these chemotherapeutic agents than has been previously used with allogeneic CAR-T cell therapies, namely cyclophosphamide at 60 mg/kg/day for 2 days, then fludarabine at 25 mg/m2/day for 5 days. The objectives of our ANTLER trial include the assessment of safety, including the incidence of adverse events defined as dose-limiting toxicities (“DLTs”) within 28 days after CB-010 infusion, as well as the overall objective response rate and the identification of the recommended phase 2 dose (“RP2D”), as shown in figure 11 below.
Our ANTLER phase 1 clinical trial is being conducted in two parts and we estimate enrolling up to approximately 50 patients across multiple centers in the United States. Part A is a dose escalation following a standard 3 + 3 design, with sequential, increasing single doses of CB-010. Part B is the expansion portion where patients will receive CB-010 at the dose or doses determined in Part A. In 2022, CB-010 was granted RMAT designation for LBCL, Fast Track designation for r/r B-NHL, and Orphan Drug designation for FL.

CB-010 ANTLER Phase 1 trial designed to assess safety and antitumor activity in aggressive r/r B-NHL

Patients with aggressive disease
- **r/r B-NHL** (DLBCL, HGBL, tFL, PMBCL, FL[1], MZL, MCL)
- ≥2 prior lines of chemoimmunotherapy or primary refractory
- Exclusion: prior CD19-targeted therapy

Part A: 3+3 dose escalation
- Objective: safety, determine MTD, RP2D

Part B: dose expansion
- Objective: tumor response

r/r B-NHL

Lymphodepletion
CB-010
-9 to -2 DAYS
DAY 0
28 DAYS
3 MONTHS
6 MONTHS
9 MONTHS
12 MONTHS
Safety and tolerability
Response assessment
Cyclophosphamide
(60 mg/kg/d for 2 days)
followed by
Fludarabine
(25 mg/m2/d for 5 days)[2]
SINGLE DOSE

Dose level 1: 40×10^6 CAR-T cells (N=6, completed)
Dose level 2: 80×10^6 CAR-T cells (N=3, completed)
Dose level 3: 120×10^6 CAR-T cells (enrolling patients)

1
Corporate Presentation | March 2023
©2023 Caribou Biosciences, Inc.

MTD: maximum tolerated dose; RP2D: recommended phase 2 dose
1 Aggressively behaving, with POD24 (high risk)
2 Clin Cancer Res. 2011 July 1; 17(13): 4550–4557. doi:10.1158/1078-0432.CCR-11-0116
Clinicaltrials.gov NCT#04637763
Figure 11. Our ANTLER phase 1 clinical trial is designed to evaluate CB-010 in r/r B-NHL patients. The study consists of two parts: Part A is a dose escalation with a 3 + 3 design, with sequential, increasing single doses. Part B is an expansion portion where patients will receive CB-010 at the dose or doses determined in Part A. During dose escalation, our ANTLER trial also permits additional backfill patients to be treated concurrently at dose levels that have been deemed safe and well tolerated.
ANTLER Phase 1 Trial Clinical Data for CB-010 at Dose Level 1
The first clinical data from CB-010 at dose level 1 (40x106 CAR-T cells) were presented in a poster at the European Hematology Association (“EHA”) Congress in June 2022. Six patients who received a single infusion of CB-010 at dose level 1 were followed for safety and response, with efficacy based on Lugano criteria and measured by investigator assessment and central read. The most recent data cutoff was as of November 30, 2022, and the following initial responses were observed at dose level 1:
•Six of six patients achieved a complete response (CR) as best response
•Three of six patients maintained a CR at six months
•Two of six patients maintain a CR at 12 months and remain on the trial
•18 months is the longest CR maintained to date in ANTLER, as achieved by one patient

CR: complete response; FL: follicular lymphoma; MCL: mantle cell lymphoma; DLBCL: diffuse large B cell lymphoma; PMBCL: primary mediastinal large B cell lymphoma
1 Aggressively behaving, with POD24 (high risk)
2 Patient 5’s three-month scan conducted on day 63 post CB-010 as per investigator’s discretion
Figure 12. Results from our ANTLER phase 1 clinical trial showed that six patients at dose level 1 (40x106 CAR-T cells) achieved a complete response as best response, with three patients maintaining a CR at six months and two patients maintaining a CR at 12 months. (ANTLER trial cohort 1 clinical data as of November 30, 2022, data collection ongoing, efficacy based on Lugano criteria.)
Safety results from patients at dose level 1 showed CB-010 was generally well-tolerated with adverse events (“AEs”) as expected for anti-CD19 CAR-T cell therapies. There were no cases of GvHD. Grade 3 or 4 treatment emergent adverse events (“TEAEs”) developed in five of six patients. See details in figure 13 below. Two patients experienced Grade 1 CRS (33%) and one patient experienced Grade 3 ICANS (17%), which was characterized as a DLT, for which the patient received tocilizumab and steroids and recovered within 39 hours. This patient went on to achieve a complete response to CB-010 treatment.
1 TEAE in at least 2 patients of any grade or TEAE in at least 1 patient of Grade ≥ 3 are included
2 Related TEAEs include TEAEs with relationship to CB-010 of “probably related” or “related” as evaluated by investigator
Source: Data presented at European Hematology Association (EHA) Congress, June 10, 2022. Data as of May 13, 2022 data cutoff date

Figure 13. Results from our ANTLER phase 1 clinical trial show CB-010 was generally well-tolerated with such adverse events as are expected for anti-CD19 CAR-T cell therapies.
Based on promising initial safety and efficacy data at dose level 1, we began enrolling patients at dose level 2 (80x106 CAR-T cells). The data at dose level 2 demonstrated an encouraging safety profile for CB-010 with no DLTs in the three patients treated, enabling enrollment of patients at dose level 3 (120x106 CAR-T cells). We continue to enroll patients at dose level 3 and plan to provide an update from our ongoing ANTLER trial in the second half of 2023.
CB-011
Overview: Strategy and Rationale
CB-011 is a healthy donor-derived, genome-edited, allogeneic CAR-T cell therapy targeting BCMA-positive malignancies that is being evaluated in the ongoing first-in-human, open-label, multicenter CaMMouflage phase 1 clinical trial (NCT05722418) in the United States in adults with r/r MM. The CB-011 cells express a potent, humanized anti-BCMA CAR that exhibits better performance in preclinical in vivo antitumor activity assays compared to other anti-BCMA

CARs we evaluated. We acquired a novel humanized scFv directed to BCMA that we use for the generation of the BCMA-specific CAR in CB-011.
We believe that the edits we make to immune cloak the product will maintain the CB-011 cells in the patient’s circulation longer. We make four genome edits using the Cas12a chRDNA technology to manufacture CB-011 as shown in figure 14 below.
Figure 14. CB-011 has a BCMA-specific CAR insertion, a knockout of the TCR, an insertion of a B2M–HLA-E fusion protein, and a knockout of B2M.
1.TRAC knockout: We knock out the TRAC gene to eliminate expression of the TCR from the surface of the CAR-T cells. The removal of TCR expression is intended to prevent GvHD in patients.
2.Site-specific insertion of the humanized anti-BCMA CAR: We insert the BCMA-targeted CAR into the TRAC gene by AAV6 transduction and homology directed repair.
3.Site-specific insertion of a B2M–HLA-E fusion protein: We site-specifically insert a transgene that fuses B2M, HLA-E, and a peptide by AAV6 transduction and homology directed repair. HLA-E is a minor class I antigen that interacts with NK cells. This insertion, combined with the B2M gene knockout, yields a cell product that has only HLA-E, and no other class I antigens, on its surface. The presence of only HLA-E is designed to prevent both the patient’s T cells and NK cells from rapidly rejecting the therapy.
4.B2M knockout: We knock out the B2M gene, which encodes for a protein necessary for the presentation of HLA class I molecules on the surface of a T cell. The disruption of the B2M locus yields a cell product that does not express endogenous HLA class I molecules, limiting the ability of the patient’s T cells to detect and reject the CAR-T cell therapy.

Figure 15. Our CB-011 immune cloaking strategy is intended to reduce both T cell- and NK cell-mediated rejection.
Unmodified CAR-T cells, those that have intact HLA class I antigens, are subject to rejection by the patient’s cytotoxic T cells once the T cells recognize the allogeneic CAR-T cells as foreign. This is mediated by the presentation of peptides by the CAR-T cells via their HLA class I antigens to the patient’s immune system that will recognize them as foreign since the CAR-T cells are derived from a non-familial healthy donor. If we only knock out the B2M gene, thereby eliminating all HLA class I antigens, the cytotoxic T cells of the patient would no longer recognize the CAR-T cells as foreign. However, the NK cells of the patient would detect the lack of HLA class I antigens, a concept known as “missing self,” which would unleash the activity of the NK cells, enabling them to destroy the allogeneic CAR-T cells. We engineer the CB-011 CAR-T cells with the intent to protect them from rejection by both the patient’s cytotoxic T cells and NK cells by removing endogenous HLA class I antigen presentation through the knockout of the B2M gene and by inserting a B2M–HLA-E fusion transgene into the B2M locus. We believe that this strategy will enable the CB-011 CAR-T cells to remain in circulation longer in patients to potentially provide durable antitumor activity.
Target Indication
We are developing CB-011 for the treatment of r/r MM. In 2022, 18% of hematologic malignancies in the United States and 1.8% of all cancers were MM. The median age of diagnosis is 69 years, and there were an estimated 34,470 new cases in 2022 in the United States with an estimated 12,640 deaths in 2022. Five-year survival in these patients is approximately 58%.
There has been significant interest in and activity against BCMA as a target over the past few years with the approval of two new autologous CAR-T cell therapy products and a bispecific antibody targeting BCMA. FDA-approved autologous BCMA CAR-T cell therapies have shown significant complete response rates, improved progression-free survival, and extended overall survival. Despite the clinical benefits of these approved autologous CAR-T cell therapies, they are expensive and challenging to manufacture, and many patients are ineligible.
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
CaMMouflage Phase 1 Clinical Trial for CB-011 in r/r MM
We are evaluating CB-011 in our CaMMouflage phase 1 clinical trial in adult patients with r/r MM. These patients have a documented diagnosis of active MM according to International Myeloma Working Group diagnostic criteria. The patient population includes individuals for whom three or more lines of therapy, including a proteosome inhibitor, an immunomodulatory drug, and an anti-CD38 antibody, have failed. Patients who have received prior CAR-T cell therapy and/or a BCMA-targeted therapy within the last three months are excluded from the trial.

Patients in our CaMMouflage phase 1 clinical trial receive a chemotherapy regimen prior to CAR-T cell infusion. The chemotherapy regimen includes two agents, cyclophosphamide (300 mg/m2/day) and fludarabine (30 mg/m2/day) for three days, which are generally used for lymphodepletion prior to autologous CAR-T cell therapy. CB-011 is infused two days after completion of lymphodepletion (on Day 0). The objectives of the trial include the assessment of safety, including the incidence of adverse events defined as dose-limiting toxicities after CB-011 infusion, as well as the overall objective response rate and the identification of the maximum tolerated dose and recommended phase 2 dose (“RP2D”), as shown in figure 16 below. We are currently recruiting patients at dose level 1 (50x106 CAR-T cells).
Our CaMMouflage phase 1 clinical trial is being conducted in two parts across multiple centers in the United States. Part A is a dose escalation following a standard 3 + 3 design, with sequential, increasing single doses of CB-011. Part B is the expansion portion where patients will receive CB-011 at the dose determined in Part A. The trial design also optionally permits the dosing of backfill patients at earlier dose levels.
IMiD: immunomodulatory drug; mAb: monoclonal antibody; MTD: maximum tolerated dose; PI: proteasome inhibitor; RP2D: recommended Phase 2 dose
Figure 16. Our CaMMouflage phase 1 clinical trial is designed to evaluate CB-011 in r/r MM patients. The study consists of two parts: Part A is a dose escalation with a 3 + 3 design, with sequential, increasing single doses. Part B is an expansion portion where patients will receive CB-011 at the RP2D, determined in Part A. The study also permits backfill patients at dose levels that were previously deemed safe.
Preclinical Data
To demonstrate that the B2M–HLA-E fusion protein protects CB-011 from NK-mediated cell killing, we established an in vitro study where NK cells were incubated with three different kinds of CAR-T cells: CAR-T cells unmodified for HLA class I presentation, CAR-T cells lacking B2M, and CB-011 CAR-T cells lacking B2M and expressing the B2M–HLA-E fusion protein. The results of this analysis are shown in the left panel of figure 17 below. The unmodified CAR-T cells were subject to killing, or lysis, by the NK cells. The knockout of B2M led to enhanced killing by the NK cells, demonstrating the “missing self” hypothesis. Insertion of the B2M–HLA-E fusion transgene in the CB-011 cells protected them from NK cells more than the unmodified cells, indicating they could resist killing by NK cells, thereby suggesting the potential for longer circulation in patients. We additionally established an in vitro study where CB-011 CAR-T cells and unmodified CAR-T cells where co-incubated in vitro with peripheral blood mononuclear cell (“PBMC”)-derived CD8+ T cells as described in the right panel in figure 17 below. The CB-011 CAR-T cells were more resistant to PBMC-derived CD8+ T cell-mediated lysis than unmodified CAR-T cells.

Figure 17. Our CB-011 in vitro data demonstrate that expression of the B2M–HLA-E fusion protein reduces NK cell-mediated lysis (left) and B2M knockout reduces T cell-mediated lysis (right).
We acquired a novel humanized scFv directed to BCMA that we use for the generation of the CB-011 CAR. This scFv was selected based on long-term survival demonstrated in the literature and in our preclinical studies. We constructed CARs using this and other anti-BCMA scFvs, and we evaluated the antitumor potential of CAR-T cells expressing these different CARs in mice bearing BCMA-positive tumors. In the left panel of figure 18 below, we show an example of mouse xenograft data comparing CB-011 cells with CAR-T cells expressing an alternative BCMA CAR previously described in the literature and evaluated in multiple clinical trials. CB-011 cells led to statistically significantly longer survival of the tumor-bearing mice compared to an alternative anti-BCMA CAR-T cell or vehicle. In the right panel of figure 18, below we also show an example of a mouse orthotopic MM tumor xenograft study demonstrating that a single dose of CB-011 led to statistically significant longer survival of tumor-bearing mice compared to a negative control (vehicle).
Figure 18. CB-011 led to statistically significant longer survival of tumor-bearing mice relative to alternative anti-BCMA CAR-T cells. The left panel represents established subcutaneous MM tumor xenograft after a single dose CAR-T cell treatment. Right panel represents established orthotopic MM tumor xenograft after a single dose CAR-T cell treatment.
CB-012
Overview: Strategy and Rationale
CB-012 is our allogeneic CAR-T cell product candidate that targets CLL-1, a receptor expressed on AML tumor cells. We make multiple edits to this product candidate using our Cas12a chRDNA technology to enhance its antitumor activity. We believe CLL-1 is a compelling target for the treatment of AML as it is expressed on >90% of AML tumors and leukemic stem cells, but not expressed on HSCs. The absence of expression on HSCs indicates that these bone marrow cells will not be targeted by the CLL-1-directed CB-012 CAR-T cells, thereby preventing a patient from loss of a critical compartment of their immune system vital to generating immune cells required for fighting infections and cancer. As such, patients receiving CB-012 treatment would not require an HSC transplant to provide them with myeloid compartment cells for sustained immunity.
We have exclusively in-licensed from Memorial Sloan Kettering Cancer Center (“MSKCC”) in the field of allogeneic CLL-1-targeted cell therapy a panel of fully human scFvs targeting CLL-1, from which we have selected an appropriate scFv for the generation of our CAR. As described above for CB-010 and CB-011, an important aspect of CB-012 is appropriately armoring the CAR-T cells using our Cas12a chRDNA technology to improve the persistence of antitumor activity.
We edit CB-012 with two armoring strategies, checkpoint disruption (used in CB-010) and immune cloaking (used in CB-011), by implementing five genome edits using our Cas12a chRDNA technology.
Figure 19. CB-012 has both checkpoint disruption and immune cloaking armoring strategies.
1.TRAC knockout: We knock out the TRAC gene to eliminate expression of the TCR from the surface of the CAR-T cells. The removal of TCR expression is intended to prevent GvHD in patients.
2.Human anti-CLL-1 CAR site-specifically inserted into the TRAC gene: We insert the CLL-1-targeted CAR into the TRAC gene by AAV6 transduction and homology directed repair. The insertion of the CAR yields a cell product that exhibits CLL-1-specific cytotoxicity and eliminates random integration of the CAR transgene achieved via other engineering approaches.
3.PD-1 knockout: We knock out the PDCD1 gene, which encodes for PD-1, a checkpoint receptor, for enhanced antitumor activity, potentially leading to a better therapeutic index.
4.B2M–HLA-E-peptide fusion transgene site-specifically inserted into the B2M gene: We site-specifically insert a transgene that fuses B2M, HLA-E, and a peptide by AAV6 transduction and homology directed repair. HLA-E is a minor class I antigen that interacts with NK cells. This insertion, combined with the B2M knockout, yields a cell product that has only HLA-E, and no other class I antigens, on its surface. The presence of only HLA-E is designed to blunt NK cell-mediated rejection.
5.B2M gene knockout: We knock out the B2M gene to reduce HLA class I presentation and T cell-medicated rejection.

Target Indication
Acute myeloid leukemia is a cancer of the bone marrow currently treated with chemotherapy, radiation, targeted therapies, and/or HSC transplant. There were an estimated 20,050 new cases of AML in the United States in 2022. Five-year survival in these patients is <30%.
Intensive induction chemotherapy, known as 7 + 3, consisting of cytarabine and an anthracycline is the most effective therapy for adults newly diagnosed with AML, although the treatment has significant associated toxicities. Thus, there remains significant unmet need in the treatment of AML.
Clinical Development Plan
We are evaluating CB-012 in IND-enabling preclinical studies. We expect to submit an IND application for CB-012 in the second half of 2023. Upon clearance of the IND application by the FDA, we plan to evaluate this therapy in patients with r/r AML in a phase 1 clinical trial.
Preclinical Data
We evaluated CB-012 in preclinical animal models, which demonstrated CB-012 significantly reduced tumor burden and increased overall survival. As shown in figure 20 below, in an AML xenograft model, a single dose of CB-012 significantly reduced an orthotopically-established tumor burden over a long duration compared to vehicle, or negative control, treatment.
Figure 20. We conducted orthotopic engraftment of a HL-60 CLL-1 expressing AML model in NOD SCID gamma (“NSG”) mice. Results showed that a single dose of CB-012 significantly reduced tumor burden over a long duration compared to vehicle treatment in this AML xenograft model.
In a second model, we evaluated CLL-1-specific CB-012 CAR-T cells compared to equivalent CAR-T cells that lacked the PD-1 KO in a xenograft model of CLL-1+ PD-L1+ tumor cells to evaluate the impact of the PD-1 knockout in CB-012. As shown in figure 21 below, the CLL-1-specific CB-012 CAR-T cells statistically significantly increased overall survival in the tumor-bearing mice compared to mice that received either control CAR-T cells expressing PD-1 or the vehicle control. The genome edits we use to armor CB-012 may enhance persistence and yield greater antitumor activity.
Figure 21. We conducted orthotopic engraftment of a U937 CLL-1 and PD-L1-expressing cell line in NSG mice. Results demonstrated that the PD-1 knockout strategy in CB-012 increased overall survival compared to control CAR-T cells without the PD-1 knockout.
CB-020
Overview: Strategy and Rationale
Our CB-020 program is a CAR-NK cell product candidate derived from edited iPSCs designed to target ROR1, an antigen expressed on multiple solid tumors and associated metastases. Despite their clinical success against hematologic malignancies, CAR-T cells have not yet demonstrated broad, robust antitumor activity in the solid tumor setting. NK cells are a compelling platform for cell therapy development for targeting multiple different solid tumors. NK cells are allogeneic and innately target solid tumors and metastases. We believe edited iPSC-derived CAR-NK cell therapies are a compelling platform for solid tumor-targeting cell therapy development.
We have developed robust differentiation and expansion protocols to derive NKs from iPSCs. These protocols enable us to perform multiple, sophisticated genome edits to iPSCs and differentiate them into iNKs. See figure 22 below. The iNK cells will include the edits that we believe will be necessary to successfully target the intended solid tumor and overcome the immunosuppressive tumor microenvironment.
There are multiple advantages of using iPSCs. They are amenable to higher numbers of genome-editing events than most primary cells. A solitary clone isolated after genome editing will have all the intended edits. This is distinct from the allogeneic CAR-T cell products derived from healthy donor leukapheresis, where a proportion, but not all, of the T cells in a batch contain all the intended edits. This fully edited iPSC will then be differentiated into iNK cells and expanded for therapeutic use. This platform will enable us to generate sophisticated, armored iNK cell product candidates with attributes necessary for targeting solid tumors.

An outline of the multi-step iPSC to iNK platform we developed to generate CB-020, and potential future product candidates, is shown in figure 22 below.

Figure 22. We have developed protocols to edit iPSCs and then differentiate them into CAR-NK cells.
Target Indication
We have selected ROR1 as the target for our CB-020 product candidate, our first off-the-shelf iPSC-derived CAR-NK cell therapy. ROR1 may be a promising target for several solid tumor indications. ROR1 is a cell signaling receptor that is overexpressed on the surface of several solid tumor types and has been shown to drive tumor cell growth, survival, and metastasis. We have shown that a single dose of iPSC-derived anti-ROR1 CAR-NK cells, administered in a tumor xenograft model, significantly reduced tumor burden compared to iPSC-derived NK cells without an anti-ROR1 CAR.
Preclinical Data
Preclinical data demonstrate that anti-ROR1 CAR-NK cells exhibited increased tumor cell killing in both in vitro and in vivo models. In figure 23 below, we demonstrated the in vitro cytotoxicity of anti-ROR1 CAR-NK cells. In this study, iPSC-derived anti-ROR1 CAR-NK cells demonstrated enhanced cell killing compared to iPSC-derived NK cells without a CAR.

Figure 23. iPSC-derived anti-ROR1 CAR-NK cells demonstrated enhanced cell killing compared to iPSC-derived NK cells without a CAR in an in vitro assay.
In figure 24 below, we demonstrated the in vivo antitumor activity of anti-ROR1 CAR-NK cells. In this study, a single dose of iPSC-derived anti-ROR1 CAR-NK cells led to statistically significant reduced tumor burden in a solid tumor xenograft model in mice compared to iPSC-derived NK cells without a CAR. The observation that some antitumor activity occurred with iPSC-derived NK cells without a CAR suggests that an iNK cell product with the ROR1 CAR will target both ROR1+ and ROR1- tumor cells that may exist in solid tumors.
Figure 24. iPSC-derived anti-ROR1 CAR-NK cells led to a reduction of tumor burden in a solid tumor xenograft model in mice compared to iPSC-derived NK cells without a CAR.
CAR-NK Platform Armoring Strategies
We are developing multiple armoring strategies for our CAR-NK platform. In figure 25 below, we show that these strategies lead to enhanced antitumor activity and persistence, as well as immune cloaking of the cells, in in vitro and/or in vivo experiments, as presented at the 2022 American Association for Cancer Research and Japanese Cancer Association (AACR-JCA) Conference. We demonstrated that iNK cells with a CBLB knockout exhibit significant enhancement in antitumor activity compared to wild -type (“WT”) iNK cells in a solid tumor model, as shown in figure 25 below, left panel. We demonstrated that membrane-bound IL-15/IL-15RA fusion (mbIL-15) engineered iNK cells demonstrate enhanced cytotoxicity against a solid tumor cell line (middle panel). We also demonstrated that knockout of the B2M gene and insertion of the B2M–HLA-E fusion protein reduced both CD8+ T cell-mediated killing and NK cell self-killing (fratricide), as shown in figure 25 below, right panel.

Figure 25. We are developing multiple armoring strategies for our CAR-NK cell platform.
Strategic Agreements
We recognize the broad opportunity presented by our genome-editing technologies to benefit patients, and we appreciate that we do not have sufficient resources to fully exploit this potential across multiple indications and applications. As part of our strategy to maximize the value and benefit of our technologies, we have entered into a strategic collaboration with AbbVie and intend to explore mutually beneficial strategic collaborations with other biotechnology or pharmaceutical companies in the future. Additionally, we have in-licensed or taken assignment of key technologies important for the development of our product candidates.
AbbVie Manufacturing Management Unlimited Company
On February 9, 2021, we entered into the AbbVie Agreement. Pursuant to the AbbVie Agreement, AbbVie selects one target or, for a dual CAR-T product candidate, two targets (each, a “Program Slot”) to develop collaboration CAR-T product candidates (and corresponding licensed products). For each of AbbVie’s two Program Slots (or up to four Program Slots, if AbbVie elects to expand the number as discussed below), we are collaborating to develop one or more collaboration allogeneic CAR-T products directed toward the single cancer target or target combination chosen by AbbVie and as described in an applicable research plan and budget, utilizing our Cas12a chRDNA genome-editing and CAR-T cell therapy technologies. We granted AbbVie an exclusive, royalty-bearing, worldwide license, with the right to grant sublicenses, under our Cas12a chRDNA and cell therapy intellectual property, as well as certain genome-editing technology that we may acquire in the future, and intellectual property that may be developed under the collaboration, solely for AbbVie to develop, commercialize, manufacture, and otherwise exploit the collaboration CAR-T product candidates in the field of human diagnostics, prophylactics, and therapeutics. Under the terms of the AbbVie Agreement, we conduct certain preclinical research, development, and manufacturing activities under the collaboration, including certain activities for the manufacture and supply of licensed product for AbbVie’s phase 1 clinical trials. AbbVie reimburses us for our activities under the collaboration, including reimbursement for time spent by employees at a designated FTE rate. The parties have agreed to a 2023 budget to advance the two Program Slots and have also agreed that all CMO manufacturing activities be performed no earlier than 2024. The duration of the collaboration is not fixed. We have formed a joint governance committee (“JGC”) to manage the collaboration.
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
AbbVie has selected targets for the two Program Slots and has reserved two additional targets, which may be substituted into the two Program Slots or used for the third or fourth Program Slots if AbbVie expands the number of Program Slots during the collaboration. We have identified four unavailable targets that AbbVie cannot pursue as long as we meet certain criteria. Additionally, except for AbbVie’s reserved targets and our unavailable targets, if AbbVie wishes to propose a different target, there is a gatekeeper mechanism whereby such target may or may not be available to AbbVie.
The term of the AbbVie Agreement will continue in force and effect until the date of expiration of the last royalty term of the last country in which a licensed product is exploited. On a licensed product-by-licensed product and country-by-country basis, the royalty term is the period of time beginning on the first commercial sale of a licensed product in a country and ending on the latest of the following three dates: (i) the expiration, invalidation, revocation, cancellation, or abandonment date of the last Caribou patent that includes a valid claim that claims either (A) the collaboration CAR-T product in the licensed product, or (B) the method of making the collaboration CAR-T product in such licensed product in such country (in the case of (B), only for so long as no biosimilar product is commercially available in such country); (ii) 10 years from the first commercial sale of such licensed product in such country; and (iii) the expiration date of regulatory exclusivity for such licensed product in such country. The AbbVie Agreement may be terminated during the term by either party for an uncured material breach or bankruptcy. Additionally, AbbVie may terminate the AbbVie Agreement, in its entirety or on a licensed product-by-licensed product basis, effective immediately upon written notice to us, if AbbVie in good faith believes that it is not advisable for AbbVie to continue to exploit the collaboration on CAR-T products or licensed products as a result of a perceived serious safety issue. AbbVie may also terminate the AbbVie Agreement in its entirety, for any or no reason, upon 90 calendar days’ prior written notice to us.
AbbVie does not have any rights to our CB-010, CB-011, CB-012, or CB-020 product candidates or any other product candidates that we may develop alone or with a third party in the future.
Memorial Sloan Kettering Cancer Center
On November 13, 2020, we entered into an Exclusive License Agreement with MSKCC (the “MSKCC Agreement”), under which we exclusively licensed from MSKCC know-how, biological materials, and related patent families to fully human scFvs targeting CLL-1 (also known as CD371) for use in T cells, NK cells, and genome-edited iPSCs for allogeneic CLL-1-targeted cell therapy. We use one of the licensed scFvs in our CB-012 product candidate. We paid an upfront payment of cash and shares of our common stock and will owe annual license maintenance fees until we have commercial sales. For each licensed CLL-1 product, we will owe potential clinical, regulatory, and commercial milestone payments totaling up to $112.0 million and, if we, or our affiliates or sublicensees, receive regulatory approval for a licensed CLL-1 product, we will owe low- to mid-single-digit percent royalties on net sales by us, our affiliates, and our sublicensees. Our license includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The sublicensing percentage owed decreases as our licensed CLL-1 product candidates move through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if the licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for a percentage of the licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet; provided, however, that these may be extended upon payment of additional fees.
MSKCC is entitled to certain success payments if our stock value increases by certain multiples. The potential payments are based on multiples of the fair market value of our common stock compared with a split-adjusted initial share price of $5.1914 per share, as subject to future adjustments for stock splits, during a specified time period described below. Our common stock price will be determined by reference to the 45-day volume weighted-average trading price of our common stock. At our option, payments may be made in cash or common stock. The relevant time period commences when the first patient is dosed with our first CLL-1 product candidate in the first phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with our first CLL-1 product candidate in the first phase 1 clinical trial. Under the terms of the MSKCC Agreement, the aggregate success payments will not exceed $35.0 million. Additionally, if we undergo a change of control during the relevant time period, a change of control payment may be owed, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid. In no event will the combination of success payments and any change of control payment exceed $35.0 million. The relevant time period during which MSKCC is eligible for success payments and a change of control payment has not yet commenced.
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

ProMab Biotechnologies, Inc. (“ProMab”)
On January 31, 2020, we entered into a Sale and Assignment Agreement with ProMab (as amended, the “ProMab Agreement”) under which we purchased a humanized scFv targeting BCMA and a patent family related thereto for an upfront cash payment of $0.4 million and the potential payments of future royalties to ProMab. To date, five U.S. patents have granted (U.S. Patent Nos. 10,927,182; 11,021,542; 11,142,583; 11, 299,549; and 11,472,884) in this patent family. Our anti-BCMA CB-011 product candidate contains this BCMA scFv. Under the terms of the ProMab Agreement, in the event we, or our affiliates or licensees, receive regulatory approval for CB-011, we will owe ProMab low-single-digit percent royalties on net sales by us, our affiliates, and licensees until the expiration, abandonment, or invalidation of the last patent within the assigned patent family (i.e., 2040 for U.S. patents, without patent term adjustment (“PTA”) or patent term extension (“PTE”)). Such royalties may be reduced by no more than 50% if we must pay royalties to a third party for other intellectual property covering our product. Either party may terminate the ProMab Agreement in the event of an uncured material breach or bankruptcy of the other party. If ProMab terminates the ProMab Agreement due to our uncured material breach or bankruptcy, we must cease the manufacture, use, and sale of any products or product candidates incorporating the purchased anti-BCMA scFv.
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
The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”)
On April 16, 2013, we entered into an Exclusive License for Methods and Compositions for RNA-Directed Target DNA Modification and for RNA-Directed Modulation of Transcription with UC and Vienna (as amended, the “UC/Vienna Agreement”), under which we received an exclusive worldwide license, with the right to sublicense, in all fields to the foundational CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (the “CVC IP”). Dr. Charpentier has not granted us any rights to the CVC IP, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application of the CVC IP; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events, including our uncured material breach of a material term of the UC/Vienna Agreement, and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without PTA or PTE, the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to such time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We may owe UC/Vienna up to $3.4 million in certain regulatory and clinical milestone payments in the field of human therapeutics and diagnostics for products developed by us, our affiliates, and sublicensees. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue we receive including cash and equity under our sublicensing agreements, subject to certain exceptions. If we include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna a low-double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 25 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP. The CVC IP is currently involved in administrative proceedings at the United States Patent and Trademark Office (“USPTO”) and at the European Patent Office (“EPO”). See Risk Factors - “Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings,” in Item 1A of this Annual Report on Form 10-K.

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
Intellectual Property
We strive to protect and enhance the genome editing technologies that we believe are important to our business by seeking patents to cover our platform technologies. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Our success will depend significantly on our ability to obtain and maintain patent and trade secret protection for our technologies, our ability to defend and enforce our intellectual property rights, and our ability to operate without infringing any valid and enforceable intellectual property rights of third parties.
As of March 1, 2023, we own 59 issued U.S. patents, including nine U.S. patents covering our Cas9 and Cas12a chRDNA technologies; 257 issued foreign patents; and 74 pending patent applications throughout the world. The patent portfolio owned by us includes U.S. and foreign patents and patent applications covering methods and compositions relating generally to our Cas9 chRDNA and Cas12a chRDNA guides (which, for granted U.S. patents, without PTA or PTE, will expire in 2036). Additionally, our portfolio includes U.S. and foreign patents and patent applications covering methods and compositions relating to the anti-BCMA binding domain of our CB-011 product candidate (which, for granted U.S. patents, without PTA or PTE, will expire in 2040). In general, we file our patent applications in the United States and Europe as well as in numerous other foreign patent jurisdictions. We have exclusively in-licensed intellectual property covering the anti-CLL-1 scFv of our CB-012 product candidate from MSKCC (which, upon grant, without PTA or PTE or other extensions, will expire in 2040).
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
As of March 1, 2023, we own 13 trademark registrations, including five U.S. trademark registrations, and two pending trademark applications. We have registered “CARIBOU,” “CARIBOU BIOSCIENCES,” “SITE-SEQ,” and the Caribou logo as trademarks in relevant classes and jurisdictions in the United States, European Union, and United Kingdom.

Furthermore, we rely upon trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect these trade secrets and other confidential information, in part, by entering into confidentiality agreements with parties who have access to them. We also enter into confidentiality and invention assignment agreements with our employees and our agreements with consultants include invention assignment obligations.
Competition
We currently compete across the fields of genome editing and cell therapy. We believe that our novel Cas12a chRDNA genome-editing platform has broad potential applicability across human therapeutic indications, and our strategy is to demonstrate our platform’s capability by first developing improved allogeneic cell therapies in hematologic oncology indications.
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
Compared to first-generation genome-editing approaches, our chRDNA platform has shown improved specificity, a reduction in off-target edits and translocations, and an advanced capability to perform multiplexed edits, in particular multiplexed insertions. Although we believe that our scientific expertise, novel technologies, and intellectual property position offer competitive advantages, we face competition from multiple other genome-editing technologies and companies. Other companies developing CRISPR-based technologies include, among others, Arbor Biotechnologies, Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Metagenomi Technologies, LLC, and Scribe Therapeutics, Inc. Companies developing other genome-editing technologies include, among others, bluebird bio, Inc., Allogene Therapeutics, Inc., Cellectis S.A., Precision BioSciences, Inc., and Sangamo Therapeutics, Inc.
We believe that our CAR-T cell therapy product candidates have the potential to offer a superior product to patients due to genome edits we make to improve their persistence with the goal of extending robust CAR-T cell antitumor activity in patients. Additionally, our pioneering scientific expertise in iPSC-derived NK cells sets the foundation for our first CAR-iNK cell therapy to target an antigen present on multiple solid tumor malignancies. Due to the promising therapeutic effect of cell therapies, and the potential benefit of allogeneic treatment alternatives, we expect increasing competition from new and existing companies across four major fronts, which include, among others:
•Autologous T cell therapy: 2seventy bio, Inc., Adaptimmune Therapeutics plc, Arcellx. Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Company, Gracell Biotechnologies Inc., Janssen Biotech, Inc., Kite, a Gilead Company, Legend Biotech Corporation, Lyell Immunopharma, Inc., Novartis International AG, Poseida Therapeutics, Inc., TCR2 Therapeutics Inc., and Vor Biopharma Inc.;
•Allogeneic T cell therapy: Allogene Therapeutics, Inc. Atara Biotherapeutics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics, Fate Therapeutics, Inc., Gracell Biotechnologies Inc., Kite, Legend Biotech Corporation, Poseida Therapeutics, Inc., Precision BioSciences, Inc., Sana Biotechnology, Inc., and Vor Biopharma Inc.;
•Allogeneic NK therapy: Artiva Biotherapeutics, Inc., Celularity Inc., Century Therapeutics, Inc., Fate Therapeutics, Inc., Fortress Biotech, Inc., ImmunityBio, Inc., Nkarta, Inc., NKGen Biotech, Inc., and Takeda Pharmaceutical Company Limited;
•Other cell therapies: Other companies are developing CAR-expressing immune cell therapies derived from natural killer T (“NKT”) cells, including Kuur Therapeutics, Inc.; from macrophages, including Carisma Therapeutics Inc.; from regulatory T cells, including Kyverna Therapeutics; and from gamma-delta T cells, including Adicet Bio, Inc., GammaDelta Therapeutics Limited, Cytomed Therapeutics Limited, TC Biopharm (Holdings) plc, Hebei Senlang Biotechnology Co. Ltd., and Beijing Doing Biomedical Technology Co., Ltd.; and

•Other oncology therapeutics: Multiple biotechnology and pharmaceutical companies developing other directly competitive technologies, such as small molecule, antibody, bi-specific antibody, and antibody-drug conjugates.
For a discussion of the risks related to competition, see Risk Factors - “We face significant competition from other biotechnology and pharmaceutical companies, which may result in other companies developing or commercializing products before, or more successfully than, we do, thus rendering our product candidates non-competitive or reducing the size of the market for our product candidates. Our operating results will suffer if we fail to compete effectively,” in Item 1A of this Annual Report on Form 10-K.
Manufacturing
Manufacturing of both autologous and allogeneic cell therapies requires multiple components and is complex, and there are many similarities in the processes for both kinds of therapies. The advantage of allogeneic therapies is the use of cells from healthy donors and therefore the ability to prepare, qualify, and release clinical material in advance of patient need.
For CB-010 and CB-011, we have optimized the manufacturing process that we developed in-house and have transferred the manufacturing to a CMO that manufactures cGMP-grade material for our ANTLER phase 1 clinical trial and our CaMMouflage phase 1 clinical trial. Additionally, we have developed different analytical methods to understand the integrity of our cells based upon our manufacturing process. We have made a significant investment in process development to facilitate our efforts to improve both the supply chain and our product characterization capabilities.
Figure 26 below describes the process we have developed for the manufacturing of CB-010 CAR-T cells. We use electroporation for the genome-editing step in our process. We use a licensed MaxCyte instrument to achieve high levels of genome editing at manufacturing scale. Our process includes an important step prior to cryopreservation that significantly removes residual TCR-expressing cells to reduce the likelihood that CB-010 cells will induce GvHD in patients.
Figure 26. Our internal process development team developed the manufacturing process for CB-010 and transferred it to a CMO.

Figure 27 below describes the process we have developed for the manufacturing of CB-011 CAR-T cells, which also includes the residual TCR removal step.
Figure 27. Our internal process development team developed the manufacturing process for CB-011 and transferred it to a CMO.
Our process development and manufacturing core competencies and advantages include:
•Standard operating procedures and technologies;
•Process development research from smaller to larger scales;
•Procedures that enable the transfer from process development stage to cGMP conditions;
•Custom engineering to create a robust procedure for each unique pipeline product candidate;
•Removal of residual TCR positive T cells after genome editing to minimize the risk of GvHD in patients;
•Evaluation of all manufacturing steps to optimize for maximal productivity and product integrity;
•Closed manufacturing system;
•Focus on efforts to enhance cell viability;
•Enhancement of gene knockout, CAR expression, and gene insertion;
•Improvements in retaining early memory T cell phenotypes; and
•Approaches to maximizing the number of doses per batch.
The CMO that is manufacturing the phase 1 clinical supply of our CB-010 and CB-011 product candidates is located in the United States and is subject to cGMP requirements, using both qualified equipment and materials. We use multiple CMOs to individually manufacture cGMP chRDNA guides, Cas9 and Cas12a proteins, and AAV6 vectors used in the manufacture of our CAR-T and CAR-NK cells. We expect to rely on our CMOs for the manufacturing of our product candidates to expedite readiness for future clinical trials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.

Government Regulation
As a biotechnology company, we are subject to extensive legal and regulatory requirements. For example, we may need approval from regulatory agencies for our research, development, testing, manufacture, quality control, packaging, storage, record keeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of our product candidates. Relevant regulatory authorities include, but are not limited to, the FDA, the European Medicines Agency (“EMA”), an agency of the European Union (“EU”) in charge of the evaluation and supervision of medicinal products; the European Commission, which is the executive arm of the EU; and other national, state, local, and provincial regulatory authorities. The United States and certain jurisdictions outside the United States also regulate the pricing and reimbursement of such products. The processes for obtaining marketing approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
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
As we seek approval to market and distribute a new biologic in the United States, we generally must satisfactorily complete each of the following steps:
•preclinical laboratory tests and formulation studies all performed in accordance with the FDA’s current Good Laboratory Practice (“cGLP”) regulations;
•manufacture and testing of clinical investigational product according to cGMPs;
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”), representing each clinical trial site before each clinical trial may be initiated, or by a central IRB if appropriate;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with the FDA’s current Good Clinical Practice (“cGCP”) regulations including, but not limited to, informed consent and investigator disclosure requirements;
•preparation and submission to the FDA of a BLA for marketing approval of our product candidates for one or more proposed indications, including submission of detailed information on the manufacture and composition of our product candidates and proposed labeling;
•review of the BLA by an FDA advisory committee, where applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of any third-party manufacturers, at which the product, or components thereof, are produced in order to assess compliance with cGMP requirements and to ensure that the facilities, methods, and controls are adequate to preserve and ensure the product’s identity, strength, quality, and purity, and, if applicable, the FDA’s current Good Tissue Practice (“cGTP”), for the use of human cell and tissue products;
•satisfactory completion of any FDA audits of the nonclinical study and clinical trial sites to ensure compliance with cGLPs and cGCPs, respectively, and the integrity of nonclinical and clinical data in support of the BLA;

•payment of user fees and securing FDA approval of the BLA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) adverse event reporting, and compliance with any post-approval studies required or requested by the FDA.
Preclinical Studies and Investigational New Drug Applications
Before testing any investigational biologic product candidate in humans, our product candidates must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation, and stability. The FDA Modernization Act 2.0, which was enacted in December 2022, removed the historical requirements that animal testing results be submitted to the FDA for the agency’s review before a human clinical trial may begin. The conduct of the preclinical tests and the formulation of the compounds for use in the preclinical testing must comply with federal regulations and/or requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. An IND is an exemption from the restrictions of the FDCA, which would otherwise preclude an unapproved biologic product candidate from being shipped in interstate commerce. Under an approved IND, the unapproved biologic product candidate may be shipped in interstate commerce for use in an investigational clinical trial, provided that the product candidate meets certain quality and labeling requirements. The FDA has 30 calendar days after receipt of our IND application to review and decide whether we may proceed to human clinical trials. During or after its review, the FDA may raise concerns or questions about our product candidate or conduct of the proposed clinical trial, including concerns that human research subjects could be exposed to unreasonable and significant health risks. If the FDA raises concerns or questions during this 30-day period, including safety concerns or concerns due to regulatory non-compliance, we and the FDA must resolve any outstanding concerns before the clinical trials can begin. In certain cases, the FDA may impose a partial or complete clinical hold with respect to our product. Such a clinical hold would delay either a proposed clinical trial, or cause suspension of an ongoing clinical trial, until all outstanding concerns have been adequately addressed, and the FDA has notified us that our clinical trials may proceed or recommence. In certain cases, we may not be able to proceed at all with our proposed clinical trial.
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
If we wish to conduct a clinical trial outside of the United States, we may, but need not, obtain FDA authorization to conduct the clinical trial under an IND application. When a foreign clinical trial is conducted under a foreign equivalent to an IND application, all FDA IND applications requirements must be met unless waived. If a non-United States clinical trial is not conducted under a U.S. FDA IND application, we may submit data from a well-designed and well-conducted clinical trial to the FDA in support of our BLA, so long as the clinical trial is conducted in compliance with cGCP and the FDA is able to accept the data from the clinical trial and/or through an onsite inspection if the FDA deems it necessary. In certain cases, however, the FDA may refuse to approve drugs based only on clinical trials conducted outside of the United States. For example, an FDA panel previously recommended against approving an immunotherapy drug that was tested only in China, citing potential concerns about the diversity of the clinical trial population, among others. A senior FDA official has also voiced concerns previously about approving drugs that are developed and tested only in overseas markets. It is not clear how or whether FDA’s policies may change in the future.
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
Furthermore, the Food and Drug Omnibus Reform Act of 2022, which was enacted in December 2022, requires clinical trial sponsors to submit a diversity action plan for clinical trials, unless a waiver is granted by the FDA for reasons such as prevalence of the disease or condition, impracticality of implementing such a diversity action plan, or if such implementation would be against the interest of public health during a public health emergency. Unless the FDA has granted a waiver, sponsors must submit such action plans by the time the sponsors submit study protocols for its phase 3 clinical trial or other pivotal clinical trial. The action plan must include information such as the sponsor’s goal for enrollment (by sex, ethnic characteristics, age), the rationale behind the enrollment goals, the subject patient population, potential barriers for enrollment, among others. This requirement will become applicable to all clinical trials that begin enrollment 180 days after FDA publishes its final guidance on this topic.
Clinical trials typically are conducted in three sequential phases; however, the phases may overlap or may be combined.
•Phase 1 clinical trials are initially conducted in a limited population of healthy humans or, for our product candidates, in patients, such as cancer patients, in order to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics, and to identify a recommended phase 2 dose.
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and to determine dose tolerance and optimal dosage. We may conduct multiple phase 2 clinical trials to obtain information prior to beginning larger and costlier phase 3 clinical trials. The phase 2 clinical trial for our product candidates may serve as the pivotal trial, in which case a phase 3 clinical trial will not be necessary.
•Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage and gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the status of clinical trials must be submitted to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days of receipt by us after determining that the information qualifies for such expedited reporting. IND safety reports are required for suspected unexpected serious adverse reactions (“SUSARs”), findings from other studies or animal or in vitro testing that suggest a significant risk to humans in our clinical trials, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, we must notify FDA within seven calendar days after receiving information concerning any unexpected fatal or life-threatening suspected adverse reaction. Other external events may occur that can affect the conduct of our clinical trials, such as pandemics or government shutdowns.

In some cases, the FDA may approve a BLA for our product candidate but require us to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as phase 4 clinical trials or post-approval commitments. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. Failure to exhibit due diligence in conducting phase 4 clinical trials or post-approval commitments could result in withdrawal of approval for our products.
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
For example, the FDA issued a guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” in March 2022, providing recommendations for sponsors that are developing gene therapy products involving genetic editing of somatic cells, as well as information that sponsors should provide to the FDA in an IND application prior to beginning the applicable clinical trial, including information on the design of the gene editing component; delivery mechanisms for the gene editing components; information on the chemistry, manufacturing, and controls (“CMC”); risk of unregulated proliferation; potential implications of off-site gene editing; among others. In the same month, the FDA also published a guidance document, titled “Considerations for the Development of Chimeric Antigen Receptor (CAR) T Cell Products,” which lays out issues to consider when developing CAR-T products, including establishment of the manufacturing processes, preclinical assessment of the CAR-T cells, and design of the clinical studies, among others. The FDA also published other guidance documents that relate to gene therapies and will likely continue to do so in the future.
Although the FDA has indicated that its guidance documents regarding gene therapies are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the chemistry, manufacturing, and control information that should be included in an IND application; the proper design of tests to measure product potency in support of a BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events. Depending on the product type, long term follow up can be up to 15 years or as short as five years.
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
If the FDA approves our product, it may limit the approved indications for use of our product. The FDA may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including phase 4 clinical trials, to further assess the product’s safety after approval. The FDA may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but is not limited to, specific or special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
The FDA may designate one or more of our product candidates for fast track review if our product candidate is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it can be demonstrated that our product candidate has the potential to address unmet medical needs for such a disease or condition. For fast track product candidates, we may have greater interactions with the FDA, and the FDA may initiate review of sections of our fast track product candidate’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by us, that a fast track product candidate may be effective. We must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and we must pay applicable application user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if our designated product candidate development program is no longer being pursued.
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
The FDA may designate one of more of our product candidates for priority review if our product candidate treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention, or diagnosis of such condition. The FDA makes such determination on a case-by-case basis, compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for acting on a marketing application from 10 months to six months.
The FDA may grant our product candidates RMAT designations if our product candidates are regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that our product candidates have the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include early interactions and more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of surrogate or intermediate clinical trial endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence such as electronic health records, through the collection of larger confirmatory data sets as agreed with the FDA, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Regenerative medicine advanced therapy designation may be rescinded if our product candidate no longer meets the qualifying criteria.
In 2022, CB-010 was granted RMAT designation for relapsed or refractory LBCL and fast track designation for r/r B-NHL.
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
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product candidate, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally could support accelerated approval where a clinical trial demonstrates a relatively short-term clinical benefit in a chronic disease setting in which assessing long-term clinical benefit is essential for traditional approval, but the short-term benefit is considered reasonably likely to predict long-term benefit.
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
Other potential consequences of a failure to comply with regulatory requirements include:
•restrictions on the marketing or manufacturing of our product, complete withdrawal of our product from the market, or product recalls;
•fines, untitled or warning letters, or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of our product license approvals;
•product seizure or detention, or refusal to permit the import or export of products or the raw materials or ingredients that are needed for product manufacture; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising, and promotion of licensed and approved products that are placed on the market. Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label.
Orphan Drug Designation
Orphan drug designation may be available for drugs that are intended for rare diseases or conditions, defined as (i) a disease or condition that affects fewer than 200,000 individuals in the United States or (ii) a disease or condition that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available a biologic for the disease or condition will be recovered from sales of the product in the United States. If a drug becomes the first drug that is approved for the same indication for which the FDA has granted the designation, the drug will be entitled to exclusivity, which means the FDA may not approve any other application to market the same drug for the same orphan indication for a period of seven years following the date of our product’s marketing approval, except in certain circumstances. In June 2019, the FDA’s policy, based on its regulations, see 21 C.F.R. §316.3(b), was challenged by a pharmaceutical company that argued that once an orphan drug is approved for a disease or condition, the FDA may not approve another drug for the same disease or condition, even if for different uses or indications that the FDA has not approved. On appeal, in December 2021, the U.S. Court of Appeals for the Eleventh Circuit reversed the lower court’s decision and agreed with the position of the pharmaceutical company that challenged the FDA. Despite this loss, in January 2023, FDA stated its intent to continue to apply its regulations tying the applicability of the orphan drug exclusivity to the specific uses or indications, rather than diseases or conditions. It is possible that, in the future, Congress or the FDA may further update and revise the law and policies on this issue.
In addition, other financial incentives, such as tax credits, may be available. To obtain an orphan drug designation, we must make a request before submitting our BLA for a particular product candidate. After the FDA grants orphan drug designation, the generic or trade name, or the chemical name or a meaningful description of the biologic, its designated orphan use and date of designation, and our company name are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
In 2022, the FDA granted orphan drug designation to CB-010 for FL.

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
Patent Term Extension
A patent claiming a new biologic product may be eligible for a limited PTE under the Hatch-Waxman Amendments, which permits a patent restoration of up to five years for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the ultimate approval date, less any time during which due diligence was not conducted. PTE cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s regulatory approval date. Pursuant to 35 U.S.C. §156, only one patent covering an approved product, or the use or manufacture thereof, is eligible for PTE, and the application for the extension must be submitted prior to the expiration of the patent in question and within 60 calendar days after regulatory approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any PTE in consultation with the FDA. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved biologic although the eligibility requirements for these extensions vary.
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
In general, factors a payor considers in determining coverage and reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary, including its regulatory approval status;
•medically appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
European Union
In the EU, the approval process and requirements governing pricing and reimbursement for any product candidate vary greatly between countries and jurisdictions. Some countries allow biological products to be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional testing or studies that compare the cost effectiveness of a particular biological product to currently available treatments, or so-called health technology assessments, in order to obtain reimbursement or pricing approval. The EU HTA Regulation 2021/2282 became effective in January 2022 and aims to harmonize clinical and scientific aspects of HTA across the EU. However, it will only begin to apply from January 2025 and will have a phased implementation.
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
Restrictions under applicable federal and state healthcare laws and regulations, include but are not limited to the following:
•the U.S. federal Anti-Kickback Statute (“AKS”), which prohibits, among other things, individuals or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce, or reward, either the referral of an individual, or the purchase, lease, order, arrangement for or recommendation of the purchase, lease, order, arrangement for any good, facility, item, or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare and Medicaid;
•the U.S. civil and criminal false claims laws, including the civil United States False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to be made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the AKS or FDA promotional standards constitutes a false or fraudulent claim for purposes of the United States False Claims Act;
•the U.S. federal Beneficiary Inducement Statute, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value, with limited exceptions, to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by a federal or state health program;
•the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations (collectively “HIPAA”), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services;
•HIPAA also imposes obligations with respect to safeguarding the privacy, security, and transmission of individually identifiable information that constitutes protected health information, including mandatory contractual terms and restrictions on the use and/or disclosure of such information without proper authorization;
•the federal transparency requirements known as the U.S. Physician Payments Sunshine Act, or Open Payments program, created under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments, including certain product development activities such as clinical trials, and other transfers of value made by that entity to covered recipients, currently defined to include doctors, dentists, optometrists, podiatrists, chiropractors, teaching hospitals, physician assistants, nurse practitioners, and certain other healthcare providers and requires certain manufacturers and applicable group purchasing organizations to report ownership and investment interests held by physicians or their immediate family members;

•U.S. price reporting laws, which require companies to calculate and report complex pricing metrics in an accurate and timely manner to government programs. Such laws may not only affect coverage, reimbursement, and pricing for our product candidates, but can also result in civil penalties for late or incorrect reports;
•U.S. consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•certain state and other laws that require pharmaceutical companies to comply with the state standards or pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures;
•certain state and other laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•analogous state and foreign laws and regulations, which may be broader in scope than their federal equivalents.
Numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. California has enacted the California Consumer Privacy Act (the “CCPA”). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act amended the CCPA to impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, opt outs for certain uses of sensitive data, and creation of a new California data protection agency authorized to issue substantive regulations. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the United States, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements.
Furthermore, additional federal measures and efforts have been made to increase price transparency for drug pricing, modify the government program reimbursement methodologies, and provide additional ways for the government to attempt to lower drug prices. For example, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase at a rate greater than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap annual out-of-pocket spending at $2,000 while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a selected list of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. These provisions are not likely to affect our operations in the near term since our product candidates have not received marketing approval.

There have also been other administrative efforts to lower drug prices. In 2022, Executive Order on Lowering Prescription Drug Costs for Americans was issued and directed the secretary of the Department of Health and Human Services to “consider whether to select for testing by the Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care.” There are likely to be additional changes in the future by federal, state, and foreign governments, and predicting such changes and responding to such changes in a timely manner may be challenging.

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
Among the provisions of the Affordable Care Act that may be of importance to our potential product candidates are:
•an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price” for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable products to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient products to be covered under Medicare Part D, increased pursuant to the Bipartisan Budget Act;
•the establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•the establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription product spending;
•introduction of a new average manufacturer price definition for biologics and drugs that are inhaled, infused, instilled, implanted, or injected and not generally dispensed through retail community pharmacies;
•increase in the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expansion of rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well;
•establishment of a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government;
•expansion of the list of covered entities eligible to participate in the 340B drug pricing program;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; and
•creation of a licensure framework for follow on biologic products.
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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased from three to five years the statute of limitations period for the government to recover non-fraudulent overpayments to providers. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand for and affordability of our product candidates and, accordingly, our business, financial condition, results of operations, and prospects. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. In addition, in August 2022, the Inflation Reduction Act of 2022 implemented substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design.
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
Employee and Human Capital Resources
Overview
As of March 1, 2023, we have 137 employees. Of these employees, 77% are primarily engaged in research and development activities and 53% of our research and development personnel have one or more advanced degrees. None of our employees is represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.
We have attracted a talented group of experienced scientists, drug development and regulatory experts, and company builders as part of a passionate team of employees. Our team includes experts in genome-editing technologies, cellular engineering, computational biology, genome sequencing and analysis, structural biology, chemistry, lab automation, translational medicine, process development, analytical development, medical affairs, clinical operations and development, regulatory affairs, and quality assurance. Our team of employees includes some of the scientists who invented the technologies we use today in our research and product development and who continue to drive innovation.

We recognize that attracting, motivating, and retaining talent at all levels is vital to our continued success. Our employees are a significant asset and we aim to create an equitable, inclusive, and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding, and retaining our workforce to support our current pipeline and future business goals, while protecting the long-term interests of our stockholders. Our success depends on our ability to attract, engage, and retain a diverse group of employees. We value innovation, passion, data-driven decision making, persistence, and honesty, and we are building an inclusive environment where our employees can thrive and be inspired to make exceptional contributions to bring therapies to patients.
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
As of March 1, 2023, 53% of our employees identify as female. The ratio of men to women is fairly balanced at each level of our organization; as an example, 49% of our director-level and above employees identify as female. In addition, as of March 1, 2023, 49% of our employees identify as a member of at least one underrepresented group, with 30% identifying as Asian, 6% identifying as Hispanic or Latinx, 3% identifying as Black or African American, and 10% identifying as a member of other underrepresented groups or as a member of two or more underrepresented groups; furthermore, 40% of our director-level and above employees identify as a member of at least one underrepresented group. Our employees span multiple age brackets and bring their unique perspectives and experiences to our organization. As of March 1, 2023, the average age of our employees is 40 years old, and 44% of our workforce is 40 years of age or older. Although we are proud of our efforts and metrics to date, we recognize that there is still more work to be done until the diversity of our workforce matches the diversity of the San Francisco Bay Area.
To champion our efforts in this area, in 2021 we formed an Inclusion Committee comprised of employees from various departments, backgrounds, and levels within our organization. The Inclusion Committee emphasizes our commitment to the importance of DEI and the responsibility of our employees to treat others with dignity and respect at all times. All employees are provided diversity awareness training and unconscious bias training to enhance their knowledge to fulfill this responsibility, in addition to mandatory sexual harassment prevention training. The Inclusion Committee works to identify gaps, respond to feedback provided by peers and present suggestions on our hiring and retention practices and policies to encourage and enforce an environment in which all employees feel included and empowered to achieve their best potential. Management has committed time and resources for this ongoing initiative. Additionally, we have a newly established process for the creation of employee resource groups (“ERGs”), which will allow our employees to connect in ways that are meaningful to their individual needs and which will provide a platform for obtaining resources and support at our company.

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
We are environmentally conscious. With this in mind, we strive to mitigate our impact on the environment where possible and pursue innovative ways to grow our business while minimizing our environmental footprint. The City of Berkeley requires companies with 10 or more employees to have a commuter benefits program in place, and we offer pre-tax commuter benefits to ride public transportation, which is connected to our facility through various free shuttle services. Additionally, we provide bicycle vouchers to employees who bike to work and have bike repair tools on site as well as bike storage areas, and our employees have access to electric vehicle charging stations. Our facility is equipped with water stations that filter water to discourage the use of plastic bottles. All refuse generated at our company is sorted among recycle, compost, and landfill. We have moved to electronic documentation and files in most functions.
The Herd at Caribou
We at Caribou refer to ourselves as “the herd.” We encourage and value social interactions among the herd. We hold quarterly events, including participating in Light the Night sponsored by the Leukemia & Lymphoma Society, making “Beads to Beat Cancer” bracelets for the Berkeley Women’s Cancer Resource Center and Make-A-Wish Foundation, as well as a participating in a San Francisco Bay clean-up. Weather permitting, we also sponsor a monthly “fun run” for employees to either run or walk to the shoreline or in the Berkeley hills. For several years, we have offered yoga for our employees in Berkeley, and we have continued this in a hybrid in-person/virtual format for all our employees regardless of location.
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
We have incurred significant net losses each year since our inception. For the years ended December 31, 2022 and 2021, we incurred net losses of $99.4 million and $66.9 million, respectively. As of December 31, 2022, we had an accumulated deficit of $197.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities.
We expect to continue to incur significant expenses and net losses over the next several years and for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive approval from the FDA or foreign regulatory authorities, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction is substantial. Our prior losses, combined with expected future losses, will continue to have an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:
•progress our ANTLER phase 1 clinical trial for our CB-010 product candidate and our CaMMouflage phase 1 clinical trial for our CB-011 product candidate;
•continue our current research programs and our preclinical and clinical development of our other current product candidates, including CB-012 and CB-020, and any other product candidates we identify and choose to develop;
•hire additional clinical, quality control, regulatory, and scientific personnel;
•seek to identify additional research programs and additional product candidates;
•further develop our genome-editing technologies;
•acquire or in-license technologies;
•expand, maintain, enforce, and defend our intellectual property estate;
•seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•establish and expand manufacturing capabilities and supply chain capacity for our product candidates;
•add operational, legal, financial, and management information systems and personnel;
•experience any delays, challenges or other issues associated with any of the above, including the failure of clinical trials meeting endpoints, the generation of unanticipated preclinical study results or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;
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
We will continue to need additional capital beyond the proceeds received from our initial public offering (“IPO”), and we may raise capital through equity offerings (including our at-the-market facility), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources.
We expect to spend a substantial amount of capital in the research, development, and manufacture of our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and continue clinical trials for, and seek marketing approval of, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that we do not obtain commercialization partners who will bear the costs for such activities. We may also need to raise additional funds sooner if we choose to pursue additional indications or markets for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we will continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Because our allogeneic cell therapy product candidates are based on new technologies, they require extensive research and development and have substantial manufacturing costs. In addition, clinical costs to treat cancer patients with our product candidates, including treatment of any potential side effects that may arise, will be significant.
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $317.0 million. We expect our cash, cash equivalents, and marketable securities to be sufficient to fund our current operating plan through at least the next 12 months from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. Our expectation is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•costs, progress, and results of our product candidate preclinical studies and clinical trials;
•potential delays in our preclinical studies and clinical trials, whether current or planned, due to unforeseen events as well as other factors such as the economic environment or the COVID-19 pandemic or other public health crises;
•costs and prioritization of our research and development programs as well as costs to acquire or in-license technologies or other product candidates;
•expansion of our workforce or our facilities;
•costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•timing and outcome of regulatory review of our product candidates;

•success of our collaboration with AbbVie and our receipt of reimbursements due thereunder;
•our ability to establish and maintain additional collaborations on favorable terms;
•costs of fulfilling our contractual obligations to reimburse certain parties for costs incurred in connection with the prosecution and maintenance of licensed patent rights, including reimbursements owed to The Regents of the University of California;
•achievement of milestones that trigger payments under any of our current license and assignment agreements as well as under any additional agreements we enter into in the future;
•costs of preparing, filing, prosecuting, and maintaining our patent portfolio, including costs associated with administrative proceedings of patent offices;
•litigation costs in the event we seek to enforce our patents against third parties or if we are sued for infringement by third parties as well as for stockholder lawsuits;
•effects of competing technologies, success or failure of products similar to our product candidates, and market developments;
•costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•costs of operating as a public company.
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
Raising additional capital may cause dilution to our stockholders, restrict our operations, and/or require us to relinquish rights to our technologies or product candidates.
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

We must submit IND applications to the FDA to initiate clinical trials in the United States. In September 2020, we announced that the FDA had cleared our IND application for our first product candidate, CB-010, and, in November 2022, we announced that the FDA had cleared our IND application for our second product candidate, CB-011. The filing of future IND applications for our other product candidates is subject to additional preclinical research, research-scale and clinical-scale manufacturing, exploration of possible other genome-editing systems, evaluation of potential targets, and other factors yet to be identified. In addition, commencing any new clinical trial is subject to review by the FDA based on the acceptability and sufficiency of our CMC, and preclinical information provided to support our IND applications. If the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests for additional data or information, our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA or foreign regulatory authorities, these regulatory authorities could disagree that we have satisfied all requirements to initiate our clinical trials or they may change their position on the acceptability of our trial design or the clinical endpoints selected. They could impose a clinical hold, which may require us to complete additional preclinical studies or clinical trials. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•acceptance of our chRDNA genome-editing technology;
•ability to develop and deploy armoring technologies so that our product candidates have a competitive edge;
•completion of preclinical studies;
•clearance of IND applications to initiate clinical trials;
•successful enrollment in, and completion of, our clinical trials;
•data from our clinical trials that support an acceptable risk-benefit profile of our product candidates for our intended patient populations and indications and demonstrate safety and efficacy;
•establishment of agreements with CMOs for clinical and commercial supplies and scaling up of manufacturing processes and capabilities to support our clinical trials;
•successful development of our internal process development and transfer to larger-scale facilities;
•receipt of regulatory and marketing approvals from applicable regulatory authorities as well as receipt of regulatory exclusivity for our product candidates;
•establishment, maintenance, enforcement, and defense of patent and trade secret protection and other intellectual property rights;
•not infringing, misappropriating, or otherwise violating third-party intellectual property rights;
•entry into collaborations to further the development of our product candidates or for the development of new product candidates;
•establishment of sales, marketing, and distribution capabilities for commercialization of our product candidates if and when approved, whether by us or in collaboration with third parties;
•identification and establishment of a stable supply chain that permits us to procure the necessary materials for our product candidates;
•maintenance of a continued acceptable safety profile of products post-approval;
•acceptance of product candidates, if and when approved, by patients, the medical community, and third-party payors;
•effective competition with other therapies and treatment options;
•establishment and maintenance of healthcare coverage and adequate reimbursement; and
•expanding indications and patient populations for our products post-approval.

Our product candidates are cell therapies generated by our novel CRISPR chRDNA genome-editing technologies, which make it difficult to predict the time and cost of developing these product candidates and obtaining regulatory approval. To date, no other products that use these chRDNA genome-editing technologies have advanced into clinical trials or received marketing approval in the United States.
We are concentrating our initial research, development, and manufacturing efforts on our allogeneic CAR-T cell therapies that are intended to treat patients with certain cancers. Before obtaining regulatory approval for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for their intended use. The clinical trial requirements of the FDA and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty, intended use, and target population of our product candidates. The outcome of preclinical studies and clinical trials is inherently uncertain. Preclinical results in animals may not be predictive of safety or efficacy in humans. Failure can occur at any time during the preclinical study and clinical trial processes and because we have never successfully commercialized a product and our first product candidate is in an early stage of clinical development, there is a high risk of failure. We may never succeed in developing marketable products.
Approval processes by the FDA or other regulatory authorities for existing autologous anti-CD19 and anti-BCMA CAR-T cell therapies may not be indicative of what these regulatory authorities will require for approval of our allogeneic anti-CD19 CAR-T cell therapy or our other product candidates. Also, although we expect reduced variability in our allogeneic products candidates compared to autologous products, we do not have any clinical data supporting benefits of lower variability, and the use of healthy donor material may create separate variability challenges for us. Moreover, our product candidates may not perform successfully in clinical trials or may be associated with serious adverse events (“SAEs”) that distinguish them from the autologous anti-CD19 and anti-BCMA CAR-T therapies that have previously been approved. For instance, allogeneic product candidates may result in GvHD, which is not experienced with autologous products. GvHD results when allogeneic T cells see the patient’s normal tissue as foreign and attack and damage those cells. Even if we collect promising initial clinical data for our product candidates, longer-term data may reveal adverse events or responses that are not durable. Negative clinical outcomes would significantly impact our business.
In addition, approved autologous CAR-T therapies and those under development have shown frequent rates of cytokine release syndrome, neurotoxicity, serious infections, prolonged cytopenia, hypogammaglobulinemia, and other SAEs that have resulted in patient death. There may be similar adverse events for our allogeneic CAR-T and CAR-NK cell therapy product candidates, including patient death. Moreover, patients eligible for allogeneic CAR-T cell therapies but ineligible for autologous CAR-T cell therapies due to aggressive cancer or an inability to wait for autologous CAR-T cell therapies may be at greater risk for complications and death from therapy. Our allogeneic CAR-T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. Our product candidates may not be successful in limiting the risk of GvHD, exhaustion of the CAR-T cells, or premature rejection by a patient’s immune system. If significant GvHD or other SAEs are observed with the administration of our product candidates, or if any of our product candidates are viewed as less safe or effective than autologous therapies or other allogeneic therapies, our ability to develop other allogeneic therapies may be adversely affected.
We use our CRISPR chRDNA genome-editing platform to generate our product candidates, and we believe our chRDNA guides significantly improve the specificity of CRISPR genome editing (e.g., by reducing the number of off-target events). CRISPR genome editing generally is relatively new; to date, no genome-editing technologies have been approved in the United States although clinical trials of product candidates based on CRISPR-Cas9 and other genome-editing technologies are underway. As a result, the regulatory approval process for cell therapy product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on better known or more extensively studied technologies. As such, it is difficult to accurately predict the developmental challenges we may face as we progress our product candidates through preclinical studies and clinical trials. There may be long-term adverse effects from treatment with our product candidates resulting from the use of our chRDNA genome-editing technologies that we cannot predict with the knowledge we have today. Also, animal models may not exist for some of the diseases we choose to pursue in our programs, which may complicate and increase the cost of preclinical research. As a result of these factors, it is difficult for us to predict the time and cost of our product candidate development, and we cannot predict whether the application of our chRDNA technologies, or other genome-editing technologies we may use in the future, will result in the identification, development, preclinical studies, and clinical trials to support regulatory approval of any of our cell therapy product candidates. There can be no assurance that any development problems we experience in the future related to our chRDNA technologies or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may not achieve the desired safety and efficacy of our product candidates. Also, we may not sufficiently improve genome-editing specificity and our genome editing may have off-target events. Moreover, we may not be able to achieve a high degree of on-target gene knockout and insertion efficiency in developing our product candidates. Any of these factors may prevent us from completing our clinical trials, delay or cause us to fail to meet our clinical trial endpoints, or lead us to fail to commercialize any of our cell therapy product candidates.
We may also experience delays in developing robust, reproducible, and scalable manufacturing processes and transferring those processes to CMOs, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Currently, we have only manufactured our CB-010 and CB-011 product candidates for clinical trials. In addition, since we are in the early stages of clinical development, we do not know the doses to be used in later phase 2 or pivotal trials needed to evaluate the efficacy of our product candidates, which will affect the manufacturing requirements for our product candidates. Finding a suitable dose, such as a maximum tolerated dose or, as applicable, a recommended phase 2 dose, for our cell therapy product candidates may delay our anticipated clinical development timelines and prolong our clinical trials. Accordingly, our expectations regarding our costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors. Such factors may delay or keep us from bringing a product candidate to market and could decrease our ability to generate sufficient product revenue, which could harm our business, financial condition, results of operations, and prospects.
Manufacturing of our product candidates is complex and we could experience manufacturing problems during our clinical trials, which could delay or limit commercialization of our product candidates.
The manufacturing processes used to produce our cell therapy product candidates are and will be complex, as our product candidates are new products and, to date, only our CB-010 and CB-011 product candidates have been manufactured according to cGMPs. Several factors could cause production interruptions including facility contaminations; shortages or quality problems; contamination of healthy donor cells, chRDNA guides, Cas9 and Cas12a proteins, viruses, iPSC master cell banks or working cell banks; natural disasters, including the COVID-19 pandemic and other public health crises; labor shortages and strikes; lack of experienced scientific, quality control, and manufacturing personnel; human error; or other disruptions in the operations of our suppliers and CMOs. We conduct process development activities at our facilities and we may experience personnel and supply shortages. Problems with our manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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

Our business is highly dependent on the success of our product candidates, which will require significant additional preclinical studies and and/or human clinical trials before we can seek regulatory approval and potentially commercialize our product candidates. If we are unable to advance our preclinical studies and clinical trials and obtain regulatory approval for, and successfully commercialize, our product candidates for the treatment of patients in approved indications, or if we are substantially delayed in doing so, our business will be significantly harmed.
Our business and future success depends on our ability to advance our product candidates through preclinical studies and clinical trials, obtain regulatory approval for, and successfully commercialize, our product candidates. The failure of our product candidates in clinical trials, or the failure of other companies’ allogeneic anti-CD19 CAR-T and allogeneic anti-BCMA CAR-T cell therapies, including for reasons due to safety, efficacy, or the durability of response, may impede our ability to develop not only CB-010 and CB-011 but our other CAR-T and CAR-NK product candidates as well, and may significantly influence physicians’ and regulatory authorities’ opinions with regard to the viability of our entire pipeline of allogeneic cell therapies. In order to submit IND applications for our other product candidates, we will need to complete many objectives, such as our preclinical research of product candidates still in discovery and advancement of cGMP conditions for our product candidates. If we are unable to achieve any of these objectives, we may not be able to submit other IND applications in a timely manner or at all, which would significantly harm our business.
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
Part of our business strategy involves identifying and developing new cell therapy product candidates. The process by which we identify product candidates may fail to yield successful product candidates for a number of reasons, including:
•we may not be able to assemble sufficient resources to identify or acquire additional product candidates;
•competitors may develop alternative therapies that render new product candidates obsolete or less attractive;
•product candidates we develop or acquire may be covered by third-party intellectual property rights;
•new product candidates may, on further study, be shown to have adverse side effects, toxicities, or other characteristics that indicate that they are unlikely to receive marketing approval or achieve market acceptance;
•new product candidates may not be safe or effective;
•the market for a new product candidate may change so that the continued development of that product candidate is no longer reasonable; and
•we may not be able to produce new product candidates in commercial quantities at an acceptable cost, or at all.
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
If we experience delays or difficulties enrolling patients in the clinical trials for our product candidates, including our ANTLER phase 1 clinical trial for our CB-010 product candidate and our CaMMouflage phase 1 clinical trial for our CB-011 product candidate, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.
The timely completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may encounter delays in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials and, even if patients are enrolled, they may withdraw from our clinical trials before completion. For both our ANTLER and our CaMMouflage phase 1 clinical trials, we have entered into contracts with clinical research organizations (“CROs”), as well as clinical trial agreements with the sites participating in our clinical trials. Patient selection and enrollment may be challenging. The clinical protocol for CB-010 excludes many non-Hodgkin lymphoma patients from our ANTLER phase 1 clinical trial, including patients previously treated with anti-CD19-targeted therapy or allogeneic stem cell transplantation, patients with active or chronic GvHD requiring therapy, or patients unwilling to follow extended safety monitoring. The clinical protocol for CB-011 excludes some multiple myeloma patients from our CaMMouflage phase 1 clinical trial, including patients with prior CAR-T cell therapy and/or BCMA-targeted therapy within the last three months.
Our ANTLER and CaMMouflage phase 1 clinical trials, as well as any future clinical trials for our other product candidates, will compete for enrollment of patients with other clinical trials for product candidates that are in the same cell therapeutic areas with the same or similar study populations as our product candidates. Our clinical trials will also compete for enrollment of patients with other clinical trials for product candidates based on non-cellular modalities, such as small molecules and antibodies, that are intended for the same or similar study populations as our product candidates. This competition will reduce the number and types of patients available to us because some patients who might opt to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additionally, since the number of qualified and experienced clinical investigators for therapeutic areas is limited, some of our clinical trial sites may be also conducting clinical trials for some of our competitors, which may reduce the number of patients who are available for our clinical trials at that clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, HSC transplantation, or autologous CAR-T cell therapies, rather than refer patients to our clinical trials. Because our cell therapy product candidates are edited with CRISPR chRDNA guides, our products may be perceived to have additional or greater safety risks. Patients eligible for allogeneic CAR-T cell therapies but ineligible for autologous CAR-T cell therapies may be difficult to treat due to advanced and aggressive cancers and may fail to experience improved outcomes and be at greater risk for complications and death from our product candidates. If patients are unwilling to participate in our cell therapy trials, the timeline for recruiting patients, conducting clinical trials, and obtaining regulatory approval of any of our product candidates may be delayed.
In addition, the enrollment of patients depends on many factors, including:
•severity or stage of the type of cancer under investigation;
•size of the patient population and process for identifying patients;
•design of the clinical trial protocol;
•regulatory hold on clinical trial recruitment because of unexpected safety events;
•availability of eligible prospective patients who are otherwise eligible patients for competitive clinical trials;
•availability and efficacy of approved alternative treatments for the disease under investigation;
•ability to obtain and maintain patient consent;
•risk that enrolled patients will drop out before completion of the trial;
•eligibility and exclusion criteria for the trial in question;
•perceived risks and benefits of our product candidates;
•perceived risks and benefits of genome-editing and cell therapies;
•perceived risks and benefits of participating in a clinical trial;
•efforts by clinical sites and investigators to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•physicians' ability to monitor patients adequately during and after treatment because of patient healthcare access issues caused by COVID-19, other pandemics, or public health crises;

•proximity and availability of clinical trial sites for prospective patients; and
•interruptions, delays, or staffing shortages resulting from the COVID-19 pandemic, other pandemics, or public health crises.
Enrollment delays in our clinical trials may result in increased development costs for any product candidates we may develop, which may cause our stock price to decline and limit our ability to obtain additional financing. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate our ANTLER phase 1 clinical trial or our CaMMouflage phase 1 clinical trial or future clinical trials, and postpone or forgo seeking marketing approval, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.
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
Events that may prevent successful or timely completion of clinical development include:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•delays or failure to obtain regulatory clearance to initiate our clinical trials, as well as delays or failures to obtain any necessary approvals by the clinical sites;
•delays, suspension, or termination of our clinical trials by the clinical sites;
•modification of clinical trial protocols;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites, as well as possible future breaches of such agreements;
•failure to manufacture sufficient quantities of our product candidates for use in our clinical trials;
•failure by third-party suppliers, CMOs, CROs, and clinical trial sites to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•imposition of a temporary or permanent clinical hold by us, IRBs for the institutions at which such trials are being conducted, or by the FDA or other regulatory authorities for safety or other reasons, such as a result of a new safety finding in a clinical trial on a similar product by one of our competitors, that presents unreasonable risk to clinical trial participants;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard of care on which we developed our clinical development plan, which may require new or additional trials;
•the cost of clinical trials of our product candidates being greater than we anticipated;
•insufficient funding to continue clinical trials with our product candidates;
•the emergence of unforeseen safety issues or undesirable side effects;
•clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of our product candidates;
•inability to establish clinical trial endpoints that applicable regulatory authorities consider clinically meaningful, or, if we seek accelerated approval, that applicable regulatory authorities consider likely to predict clinical benefit;

•regulators withdrawing their approval of a product or imposing restrictions on its distribution; and
•interruptions, delays, or staffing shortages resulting from the COVID-19 pandemic, other pandemics, or public health crises.
If (i) we are required to extend the duration of any clinical trials or to conduct additional preclinical studies or clinical trials or other testing of our product candidates beyond those that we currently contemplate; (ii) we are unable to successfully complete preclinical studies or clinical trials of our product candidates or other testing; (iii) the results of these trials, studies, or tests are negative or produce inconclusive results; (iv) there are safety concerns; or (v) we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:
•abandon the development of one or more product candidates;
•incur unplanned costs;
•be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
•obtain marketing approval in some jurisdictions and not in others;
•obtain marketing approval for indications or patient populations that are not as broad as we intended or designed;
•obtain marketing approval with labeling that includes significant use restrictions or safety warnings, including black box warnings;
•be subject to additional post-marketing requirements; or
•have regulatory agencies remove the product from the market or we voluntarily withdraw the product from the market after obtaining marketing approval.
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
From time to time, we may publish initial, interim, or preliminary data from our clinical trials. Initial, interim, or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially and adversely change as patient enrollment continues, and additional and long-term patient data become available, including data respect to efficacy, duration of response, and/or safety. Additional clinical data may not support or may contradict the findings of the initial, interim, or preliminary data reported earlier. Initial, interim, or preliminary clinical trial data may be based on a limited number of patients and are subject to the risk that they will not ultimately be predictive of the safety and/or efficacy of the final product candidate. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data at the time of publishing initial, interim, or preliminary data. These data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. The information that we choose to disclose publicly regarding preclinical studies or clinical trials is typically a summary of extensive information, and others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular product candidate or our product candidates generally. As a result, initial, interim, and preliminary data should be viewed with caution until the final data are available. Moreover, initial, interim, and preliminary data are subject to the risk that one or more of the clinical outcomes may materially and adversely change as more patient data become available when patients mature on study, dose levels change, patient enrollment continues, or, for final data, as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results. Unfavorable differences between initial, interim, or preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to decline significantly.
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
Product candidates we develop may be associated with undesirable or unacceptable side effects, unexpected characteristics, or other SAEs, including death. Immunotherapy, and its method of action of harnessing the immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. In addition to potential SAEs from the immune system or side effects caused by our CB-010 or our CB-011 product candidate, or any product candidate we may develop and advance into one or more clinical trials, the product candidate administration process and related procedures may also cause undesirable side effects. Patients who enroll in our ANTLER phase 1 clinical trial or our CaMMouflage phase 1 clinical trial undergo a lymphodepletion regimen, including administration of fludarabine and cyclophosphamide, which can lead to SAEs. Because these regimens will cause a transient and sometimes prolonged blood count suppression, patients have an increased risk of leukopenia, anemia, thrombocytopenia bleeding, or infection, which could ultimately lead to death. Although we educate clinical site personnel administering our cell therapy product candidates to understand the side effect profiles for our product candidates, inadequate recognition or management of the potential side effects of our product candidates could result in patient injury or death. If any undesirable or unacceptable side effects, unexpected characteristics, or other SAEs occur, our clinical trials could be suspended or terminated, and our business and reputation could suffer substantial harm.
There can be no assurance that we will resolve any adverse event related to any of our products to the satisfaction of the FDA or any regulatory agency in a timely manner or at all. If we are unable to demonstrate that such adverse events were caused by factors other than our product candidates, the FDA or other regulatory authorities could order us to cease further clinical trials of, or deny approval of, our product candidates. Even if we demonstrate that such SAEs are not product candidate-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete our clinical trials. Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from these product candidates may be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations, and prospects.
The FDA or other regulatory agencies may disagree with our regulatory plans and we may fail to obtain regulatory approval of our cell therapy product candidates.
If and when our ANTLER phase 1 clinical trial for our CB-010 product candidate is completed and, assuming positive data, we will propose to advance to a pivotal clinical trial, and will propose the same for our CB-011 product candidate when our CaMMouflage phase 1 clinical trial is completed. Although the FDA has found substantial evidence to support approval outside of the traditional phase 1, phase 2, and phase 3 framework for the approved autologous anti-CD19 and anti-BCMA CAR-T cell therapies, the general approach for FDA approval of a new biologic is for the sponsor to provide dispositive data from at least two adequate and well-controlled clinical trials of the relevant biologic in the applicable patient population. Such clinical trials typically involve hundreds of patients, have significant costs, and take years to complete. We do not have agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy, such as an approved autologous CAR-T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may limit our evaluation to patients who have failed or who are ineligible for autologous therapy, patients who may be difficult to treat, or patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for those patients.
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
Our clinical trial results may also not support marketing approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including:
•the FDA or other regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that our product candidates are safe and effective for their proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval, including due to heterogeneity of patient populations;
•we may be unable to demonstrate that the clinical and other benefits of our product candidates outweigh the safety risks;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or other regulatory authorities to support the submission of a BLA or a similar filing in a foreign jurisdiction or to support commercial reimbursement;
•the FDA or other authorities will review our manufacturing processes and inspect our CMOs’ facilities and may not approve our manufacturing processes or CMOs’ facilities; and
•the approval policies or regulations of the FDA or other regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
We expect the innovative nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with the development of allogeneic T cell and NK cell therapies for cancer. We may also request regulatory approval of future CAR-T or CAR-NK cell therapy product candidates by target, regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials have only involved cancers of certain types or origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data. The opinion of an Advisory Committee, although not binding, may have a significant impact on our ability to obtain marketing approval of our product candidates based on our completed clinical trials, as the FDA often adheres to an Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.
The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.
Because we are developing CAR-T and CAR-NK cell therapy product candidates that are unique biological entities, the regulatory requirements to which we will be subject are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. Gene therapy clinical trials are also subject to additional review and oversight by an IBC. Although the FDA decides whether individual gene therapy protocols may proceed, review processes and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the study and cleared its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. In addition, regulatory agencies, including the FDA, develop and issue guidance documents with which we, in practice, must comply, even if the agencies state that the documents only represent the current thinking of the agencies and are not binding. These documents may provide additional guidance and recommendations regarding the testing, design, development, and manufacturing of cell therapy products. Failure to comply with such regulatory agency guidance could delay or prevent regulatory approval of our product candidates. The content of such guidance documents may change in the future, which could add to the cost, time, and resources that are required for completion of our preclinical studies, clinical trials, or regulatory approvals.
We may not receive additional priority review, such as RMAT designation, breakthrough therapy designation, or fast track designation, by the FDA for our allogeneic CAR-T and CAR-NK cell therapies.
We may continue to apply for certain expedited programs in the United States, such as RMAT, breakthrough therapy, fast track, or priority review programs. The FDA granted RMAT designation for our CB-010 product candidate for r/r LBCL as well as fast track designation for r/r B-NHL. Although obtaining each of these designations has specific and different criteria, they are reserved for therapeutic products that are intended for serious diseases, and each designation offers certain benefits to prioritize the review and approval of such therapeutic option, which may include rolling reviews, intensive guidance, or approval based on surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a drug’s clinical benefit. However, there is no assurance that we will be able to obtain such designations in the future and, even with expedited designation, we may ultimately fail to obtain FDA’s full approval for our product candidates, or the approved indication may be narrower than the indication covered by the designation.

We may continue to seek orphan drug designation for our allogeneic CAR-T and CAR-NK cell therapy product candidates across various indications, but we may not be able to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
We may submit applications to FDA for additional orphan drug designation for our allogeneic CAR-T and CAR-NK cell therapy product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.
Although we received orphan drug designation from the FDA for our CB-010 product candidate in follicular lymphoma, there is no guarantee that we will obtain additional designations for other indications or for our other product candidates as the FDA may decline future requests if it determines that our product candidates and the proposed indications do not meet the threshold for the orphan drug designation. Even if we obtain additional orphan drug designations, we may not be the first company to obtain FDA approval for the orphan drug indication, in which case exclusive marketing rights would not be available to us. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, we are unable to ensure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products.
In addition, there remains some uncertainty regarding the legal and regulatory framework for orphan drug exclusivity. In September 2021, the U.S. Court of Appeals for the Eleventh Circuit agreed with a pharmaceutical company’s position that once an orphan drug is approved for a disease or condition, the FDA may not approve another drug for the same disease or condition, even if for different uses or indications that the FDA has not approved. However, in January 2023, the FDA stated that it will continue to tie the applicability of the orphan drug exclusivity to the specific uses or indications, rather than diseases or conditions, despite the loss. Thus, any future orphan drug exclusivity may be blocked if another company receives approval before us for an indication for a disease or a condition, even if our orphan drug designation was for a different indication.
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
In addition, later discovery of previously unknown problems with our products or the manufacturing of our products, may cause:
•restrictions on our products or the manufacturing of our products;
•restrictions on the labeling or marketing of our products;
•restrictions on the exportation, distribution, or use of our products;
•requirements to conduct post-marketing clinical trials;
•receipt of warning or untitled letters;
•withdrawal of our products from the market;
•refusal to approve pending BLAs or BLA supplements that we submit;
•recall of our products;
•fines, restitution, or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•suspension of any ongoing clinical trials;
•product seizure; and
•injunctions or the imposition of civil or criminal penalties.
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
Following the United Kingdom’s exit from the EU in 2020 (commonly referred to as “Brexit”), the EU and United Kingdom entered into the EU-UK Trade and Cooperation Agreement, which was entered into force permanently on May 1, 2021. The agreement provides details on how some aspects of the United Kingdom and the EU’s relationship regarding pharmaceutical products will operate; however, there are still many uncertainties. Since the regulatory framework in the United Kingdom covering pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory requirements for product candidates and products in the United Kingdom as there is now potential for the UK regulations to diverge from the EU regulations. In the meantime, the Medicines and Healthcare products Regulatory Agency (the “MHRA”), the medicines and medical devices regulator in the United Kingdom, has published detailed guidance for industry and organizations to follow as of January 1, 2021, which is updated as necessary. A number of new marketing authorization routes have been introduced post-Brexit under the UK Human Medicines Regulations 2012 (SI 2012/1916) to allow for quick recognition of products that are approved in the EU and to allow greater flexibility in the UK procedures (such as a “rolling review” that permits the submission of an application in modules). Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could harm our business.
Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving genome editing may damage public perception of our product candidates generated through genome editing or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
The CRISPR chRDNA genome-editing technologies that we use are novel, and public perception may be influenced by claims that genome editing is unsafe, and therapeutic products generated through genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates, if approved for marketing, as treatments in lieu of, or in addition to, existing, more familiar treatments for which greater clinical data may be available. Any increase in negative perceptions of genome editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to accept our products. In addition, given the nature of genome-edited and CAR-T and CAR-NK cell therapies in general, governments may place import, export, or other restrictions in order to retain control or limit the use of such technologies. Increased negative public opinion or more restrictive government regulations, either in the United States or internationally, could have a negative effect on our business or financial condition and may delay or impair the commercialization of our product candidates or demand for such products.
In particular, genome-editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the potential application of genome-editing technology to human embryos or the human germline. We do not apply genome-editing technologies to human embryos or the human germline. In April 2016, a group of scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on genome editing of human eggs, sperm, and embryos. Additionally, in November 2018, a researcher at the Southern University of Science and Technology in Shenzhen, China, reportedly claimed they had created the first human genome-edited babies, which was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular by those in the scientific community. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human genome editing. The Alliance for Regenerative Medicine in Washington, D.C., of which we are a member, has called for a voluntary moratorium on the use of genome-editing technologies, including CRISPR, in research that involves altering human embryos or human germline cells and has also released a bioethical framework of principles for the use of genome editing in therapeutic applications endorsed by a number of companies that use genome-editing technologies. Similarly, the NIH has announced that it would not fund any use of genome-editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed.
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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, hire, train, and retain adequate numbers of effective sales, marketing, customer service, medical affairs, and other support personnel;
•our inability to equip sales personnel with effective materials, including sales literature, to help them educate physicians and other healthcare providers regarding our product candidates and their approved indications;
•our inability to effectively manage a geographically dispersed sales and marketing team;
•the inability of medical affairs personnel to negotiate arrangements for reimbursement and other acceptance by payors;
•the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
Additional factors will influence whether our product candidates are accepted in the market, including:
•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers, and patients considering our product candidates as safe and effective treatments;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the prevalence, identification, or severity of any side effects;
•product labeling or product insert requirements of the FDA or other regulatory authorities, including limitations or warnings contained in the product labeling;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment of our product candidates in relation to alternative treatments;
•the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•the willingness of patients to pay out-of-pocket for our product candidates in the absence of coverage;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•the effectiveness of our sales and marketing efforts.
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
The Affordable Care Act and Inflation Reduction Act brought significant changes to the way healthcare is financed by both the government and private insurers, and significantly impacted the U.S. pharmaceutical industry, including expanding the list of covered entities eligible to participate in the 340B drug pricing program and establishing a new Medicare Part D coverage gap discount program. We expect that these and other healthcare reform measures in the future, may result in more rigorous coverage criteria and lower reimbursement, and in addition, exert downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may hinder us in generating revenue, attaining profitability, or commercializing our cell therapy products once, and if, marketing approval is obtained.
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
We face significant competition from other biotechnology and pharmaceutical companies, which may result in other companies developing or commercializing products before, or more successfully than, we do, thus rendering our product candidates non-competitive or reducing the size of the market for our product candidates. Our operating results will suffer if we fail to compete effectively.
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
Our allogeneic CAR-T and CAR-NK cell therapy product candidates face significant competition from multiple companies, including Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Fate Therapeutics, Inc., Poseida Therapeutics, Inc., Precision BioSciences, and Sangamo Therapeutics. There are over 200 preclinical- and clinical-stage autologous and allogeneic anti-CD19 CAR-T programs, some of which will be competitive with our CB-010 product candidate, and over 90 preclinical- and clinical-stage autologous and allogeneic anti-BCMA CAR-T programs, some of which will be competitive with our CB-011 product candidate. Additionally, other companies are developing allogeneic CAR-T cell therapies for AML.
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
The data privacy laws in the EU have also been significantly reformed. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR has expanded the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the European Economic Area should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric, or health data. Furthermore, as of January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law.
Risks Relating to Our Intellectual Property
If we do not possess the necessary intellectual property rights covering our CRISPR chRDNA genome-editing technologies and our product candidates, we may not be able to block competitors or to compete effectively in the market.
Our industry is subject to rapid technological change and our success depends in large part on our ability to obtain and maintain intellectual property protection in the United States and other jurisdictions with respect to our CRISPR chRDNA platform technologies and product candidates. We rely upon a combination of patents, owned by us or in-

licensed from third parties, and trade secrets to protect our technology and product candidates. We seek to protect our intellectual property by filing patent applications in the United States and in other jurisdictions related to our genome-editing technologies and product candidates that are important to our business. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position. If we are unable to obtain or maintain intellectual property protection with respect to our CRISPR chRDNA genome-editing platform technologies and product candidates, our business, financial condition, results of operations, and prospects will be materially harmed.
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
Our commercial success depends upon our ability to develop, manufacture, market, and sell product candidates that we may develop or license without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As industry, government, academia, and other biotechnology and pharmaceutical research expands and more patents are issued, the risk increases that our genome-editing technologies or product candidates may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our genome-editing technologies, current and future product candidates, or the use or manufacture of such product candidates does not currently or will not in the future infringe third-party patents. There may be third-party patents with claims to compositions, methods of manufacture, or methods of use or treatment that could cover our current or future product candidates. It is possible that we may fail to identify relevant third-party patents or applications. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Thus, we cannot be certain that we were the first to file any patent application related to our genome-editing technologies or product candidates. Furthermore, patent rights are granted jurisdiction-by-jurisdiction, and our freedom to practice certain genome-editing technologies, including our ability to research, develop, and commercialize our product candidates, may differ by country.
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
We may in the future be subject to claims that former employees, consultants, or other third parties have an interest in our patents or other intellectual property as an inventor, co-inventor, or owner of trade secrets. Although it is our policy to require our employees and consultants who may be involved in the conception or development of intellectual property to execute agreements assigning that intellectual property to us, we may be unsuccessful in executing such an agreement with each party who conceives or develops intellectual property that we regard as our own or such party may breach the assignment agreement. We may have disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to obtain ownership or to defend against claims challenging inventorship. If we or our licensors fail in that litigation, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property. Such an outcome could have a material adverse effect on our business. Even if we or our licensors are successful in defending against those claims, litigation could result in substantial costs and be a distraction to our management and other employees, and the claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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

There is uncertainty regarding the patentability of certain inventions in the biotechnology and pharmaceutical areas. Recent decisions by the U.S. Supreme Court have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in particular situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ claims on isolated BRCA1 and BRCA2 genes. To the extent that our claims relate to naturally occurring antibodies or proteins, these may be deemed to be directed to natural products or to lack an inventive concept above and beyond an isolated natural product, and a court may decide the claims are invalid under Myriad. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO, and the relevant law-making bodies, as well as courts and patent offices in other countries, the laws and regulations governing patents could change in unpredictable ways that may weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future, which could have a material adverse effect on our existing patent portfolio and those of our licensors. Europe’s Unified Patent Court may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Although this new court is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally challenge our patents, rather than having to seek invalidity or non-infringement decisions on a country-by-country basis. It will be several years before the scope of patent rights that will be recognized by the Unified Patent Court, and the strength of patent remedies that will be provided, is known.
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
Our CRISPR chRDNA genome-editing patent family was developed under a three-year research collaboration between us and Pioneer, now Corteva Agriscience. Initially, this patent family was owned by Pioneer under the terms of the Pioneer Agreement with Pioneer (then a DuPont company), and Pioneer granted us an exclusive license to the chRDNA patent family in the fields of human and animal therapeutics and research tools as well as a non-exclusive license in certain other fields outside the Pioneer Exclusive Field. Through an amendment to the Pioneer Agreement, dated December 18, 2020, Pioneer assigned the chRDNA patent family to us in exchange for an upfront payment and potential future milestones. As part of this amendment, Pioneer also granted a covenant not to sue for our licensees of our chRDNA technologies under certain other Pioneer intellectual property (to which we already have a license that, in this situation, we cannot sublicense to licensees of our chRDNA technologies in the field of human therapeutics) that might cover our chRDNA genome-editing technology, provided that we make the required payments. Thus, if we do not make such payments, our licensees could be sued by Pioneer, which could result in our licensees suing us for breach of contract.
Additionally, under the Pioneer Agreement, we licensed certain Pioneer background CRISPR-Cas9 intellectual property, particularly a patent family owned by Vilnius University and exclusively licensed to Pioneer, that we have sublicensed to several third parties as part of our CRISPR-Cas9 out-licensing program. Although the Vilnius patent family does not cover our chRDNA genome-editing technologies or product candidates, if we were to materially breach the Pioneer Agreement and not cure the breach, Pioneer could terminate the Pioneer Agreement, which would expose us to possible lawsuits from a number of our sublicensees to the Vilnius University patent family.
For our CB-011 product candidate, an allogeneic anti-BCMA CAR-T cell therapy, we took assignment of an anti-BCMA scFv from ProMab under the ProMab Agreement. Although we own the patent family that covers this scFv and its methods of use, if we materially breach, and do not cure, the ProMab Agreement, ProMab could terminate the ProMab Agreement and we would be required to immediately cease any and all manufacture, sale, offer for sale, use, import, or export of products comprising the anti-BCMA scFv (provided that, if our product is approved for commercial sale, we may sell any remaining existing inventory of such products for a short period of time). If this were to happen prior to regulatory approval, we would not be able to continue the development of CB-011 and, if this were to happen after regulatory approval, we would lose all future revenues from CB-011.
The scFv in our CB-012 product candidate, an allogeneic anti-CLL-1 CAR-T cell therapy, is exclusively licensed to us in this field by MSKCC. To maintain the license, we are required to pay annual license fees and to meet certain diligence milestones within specified periods of time. We may extend these periods by a certain number of months upon payment of additional fees. If we materially breach, and do not cure, the MSKCC Agreement, MSKCC may terminate the MSKCC Agreement, in which case we would not be able to continue the development of CB-012 or any other licensed CLL-1 product candidate.
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
Disputes may arise with the third parties from whom we license or take assignment of our intellectual property rights from for a variety of reasons, including:
•the scope of rights granted under the license or assignment agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on, or derive from, intellectual property of the licensor that is not subject to the license or assignment agreement and is not covered by a covenant not to sue;
•the sublicensing of rights and the obligations to our licensors associated with sublicensing;
•our diligence obligations under license or assignment agreements and what activities satisfy those diligence obligations; and
•whether payments are due and when.
We may not be successful in obtaining or maintaining necessary rights to any future product candidates that we acquire through acquisitions or in-licenses.
Our future programs may involve additional product candidates that may require the use of intellectual rights held by third parties, and the growth of our business could depend, at least in part, on our ability to acquire or in-license these intellectual property rights. We may be unable to acquire or in-license intellectual property rights from third parties that we identify. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, which would harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that case, we may be required to expend significant time and resources to develop or license other product candidates. We may need to cease development of a future product candidate covered by such third-party intellectual property rights.

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
We have an exclusive license from UC and Vienna in all fields to the CVC IP, having as inventors Drs. Jennifer A. Doudna, Emmanuelle Charpentier, Martin Jinek, and Krzysztof Chylinski. We have entered into over 25 sublicenses, both exclusive and non-exclusive, to this CRISPR-Cas9 intellectual property in combination with licenses to our own Cas9 intellectual property (and sometimes in combination with a sublicense to the Vilnius Cas9 patent family we licensed from Pioneer) in a variety of fields (e.g., human cell therapy, microbial applications, agriculture, livestock, industrial biotechnology, nutrition and health, research reagents and services, forestry, transgenic animal models, internal research, etc.). We are also required to share with UC/Vienna a percentage of sublicensing revenue we receive including cash and equity. These sublicense agreements are an important source of revenues for us while we are developing our own product candidates. Furthermore, we must reimburse UC/Vienna for the patent prosecution and maintenance costs associated with the CVC IP, which are substantial in light of all the disputes outlined below.
The CVC IP that we have exclusively licensed from UC/Vienna is co-owned with Dr. Charpentier, and Dr. Charpentier has not granted us any rights to the CVC IP, either directly or indirectly. On December 15, 2016, we entered into the IMA with UC, Vienna, Dr. Charpentier, CRISPR Therapeutics AG (the exclusive licensee of Dr. Charpentier in the field of human therapeutics), ERS Genomics Ltd (the exclusive licensee of Dr. Charpentier in all fields outside human therapeutics), and Intellia, our exclusive licensee in a defined field of human therapeutics. Under the IMA, the co-owners provided reciprocal worldwide cross-consents to each of the other co-owners’ existing licensees and sublicensees as well as future licensees and sublicensees, with no accounting to the other owners. The IMA includes a number of other commitments and obligations with respect to supporting and managing the CVC IP, including a cost-sharing agreement. In the United States, each co-owner has the freedom to license and exploit the technology. As a result, although our license from UC/Vienna is exclusive, we do not have any rights from Dr. Charpentier and thus our license to the CVC IP from UC/Vienna is non-exclusive with respect to such co-owned rights. Furthermore, in the United States, each co-owner is required to be joined as a party to any claim or action we may wish to bring to enforce those patent rights. Although we have entered into the IMA, which provides for, among other things, notice of and coordination in the event of third-party infringement of the patent rights within the CVC IP, there can be no assurance that all parties will cooperate in any future infringement. In addition, the parties to the IMA may dispute certain provisions and the resolution of any contract interpretation disagreement could increase what we believe to be our financial obligations to UC/Vienna.
The CVC IP is, and has been, the source of several disputes in the USPTO, the EPO, and other patent offices. At the time the CVC IP was first filed (May 25, 2012), the United States was under a first-to-invent patent system; thus, if two or more patent applications or one or more patents and one or more patent applications claimed the same invention, the USPTO would determine the inventorship. Specifically, the Broad Institute Inc. and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College (individually and collectively, the “Broad”), owns a patent family (having an earliest filing date of December 12, 2012) that includes issued patents in the United States and Europe that claim certain aspects of CRISPR-Cas9 systems to edit DNA in eukaryotic (i.e., plant and animal) cells, including human cells. In January 2016, the Patent Trial and Appeal Board (“PTAB”) of the USPTO declared an interference (Interference No. 106,048, or the ’048 interference) between one of the then-pending U.S. patent applications (now U.S. Patent No. 10,266,850) included in the CVC IP and 12 issued U.S. patents owned jointly by the Broad to determine which set of inventors invented first and, thus, was entitled to patents on the invention in the United States. The PTAB concluded at the end of the motions phase that the declared interference should be discontinued (and not progress to the priority phase) because the involved claim sets were considered patentably distinct from each other. Following appeal by the CVC group, in September 2018, the U.S. Court of Appeals for the Federal Circuit (“CAFC”), affirmed the PTAB’s decision to terminate the interference proceeding without determining which inventors actually invented the use of the CRISPR-Cas9 genome-editing technology in eukaryotic cells. In June 2019, the PTAB declared another interference (Interference No. 106,115, or the ’115 interference) between 14 pending U.S. patent applications in the CVC IP and 13 patents and a patent application co-owned by the Broad. The Broad patents include those that were the subject of the ’048 interference. In February 2022, the PTAB issued its decision that the Broad inventors were the first to invent the use of CRISPR-Cas9 genome editing in eukaryotic cells; the owners of the CVC IP have appealed this decision to the CAFC and briefing is ongoing.
In addition to the Broad, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA), and Harvard University, each filed patent applications claiming CRISPR-Cas9-related inventions after the CVC IP was first filed (October 23, 2012 in the case of ToolGen patent family; December 6, 2012 in the case of the MilliporeSigma patent family; and December 17, 2012 in the case of the Harvard University patent family) and have each alleged that they invented one or more of the inventions claimed in the CVC IP before the CVC inventors did. In December 2020, the PTAB declared an interference (Interference No. 106,127, or the ’127 interference) between a ToolGen patent application that claims certain aspects of CRISPR-Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same 14 pending U.S. patent applications in the CVC IP that are involved in the appeal of the ’115 interference. The motions phase of this interference has concluded and the priority phase suspended until the CAFC appeal is decided. Additionally, the PTAB declared an interference (Interference No. 106,126) at the same time between the same ToolGen patent application and the Broad patents and patent application in the appeal of the ’115 interference; the motions phase has concluded and this interference is also suspended until the CAFC appeal is decided. In June 2021, the PTAB declared an interference (Interference No. 106,132 or the ‘132 interference) between a MilliporeSigma patent application that claims methods for using CRISPR-Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same 14 pending U.S. applications in the CVC IP that are involved in the ‘115 and ‘127 interferences. This interference completed the motions phase and is also suspended until the CAFC appeal is decided. Also in June 2021, the PTAB declared an interference (Interference No. 106,133) between the same MilliporeSigma patent application and the Broad patents and patent applications in the ‘115 and ‘126 interferences; the motions phase has concluded and this interference is also suspended until the CAFC appeal is decided. We do not know the impact of a decision by the CAFC in the appeal of the ‘115 interference on these suspended interferences.
Opposition and appeal proceedings in the EPO are ongoing against patents owned by the Broad, ToolGen, and MilliporeSigma, and various third parties have opposed the three issued CVC European patents. The decision upholding the CVC European patent in amended form has been appealed within the EPO. Additionally, invalidation trials of the CVC IP are ongoing in Japan and China. Such proceedings, including appeals, are often lengthy and can lead to the revocation of a patent in its entirety, the maintenance of the patent as issued, or, depending upon the jurisdiction, the maintenance of a patent in amended form. These CRISPR-Cas9 patents will expire in 2033 without PTA or PTE.
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
In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our know-how that is not patentable, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve confidential know-how, information, or technology that is not covered by patents. Trade secrets and know-how can be difficult to protect.
We seek to protect these trade secrets and other confidential information, in part, by entering into non-disclosure or confidentiality agreements with parties who have access to them, such as our employees, collaborators, CMOs, CROs, clinical trial site personnel and investigators, consultants, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and our agreements with consultants include invention assignment obligations. We seek to preserve the integrity and confidentiality of our data, know-how, and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our confidential information will be effective. We cannot guarantee that our trade secrets and other confidential information will not be disclosed or that competitors will not otherwise gain access to our trade secrets.
Despite these efforts, any of these parties may breach agreements and disclose our confidential information, including our trade secrets, and we may not be able to obtain adequate remedies for any breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect confidential information, including trade secrets. If a competitor lawfully obtains or independently develops any of our trade secrets, we will have no right to prevent that competitor from using such information to compete with us, which could harm our competitive position. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we may not be able to establish or maintain a competitive advantage in our markets, which could materially adversely affect our business, operating results, financial condition, and prospects. Additionally, it is possible that our genome-editing technology platform, our trade secrets, and our know-how will over time be disseminated within the industry through the publication of journal articles and the movement of personnel from our company into academia or into other companies that may be our competitors.
Furthermore, others may independently discover our trade secrets or other confidential information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we consider to be confidential, including trade secrets , and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position will be materially and adversely harmed.
Intellectual property rights do not necessarily address all potential competitive threats.
The degree of future protection afforded by our intellectual property rights, whether through patents or trade secrets, is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make, use, and sell cell therapy products that are similar to our product candidates without infringing our intellectual property rights;
•others may independently develop similar or alternative genome-editing technologies without infringing our intellectual property rights;
•we may not develop additional patentable technologies;
•others may misappropriate our trade secrets, or independently develop or acquire our trade secrets lawfully; and
•our patents may have expired, whether or not PTE was granted.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
If our trademarks are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our unregistered trademarks may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks. Over the long term, if we are unable to successfully register our trademarks and establish name recognition based on our trademarks, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our trademarks, domain names, copyrights, or other intellectual property rights may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our business, financial condition, results of operations, and prospects.
Risks Relating to Our Relationships with Third Parties
We rely on third parties to supply the materials for, and the manufacturing of, our clinical product candidates, and, if such product candidates receive regulatory approval, we may continue our reliance on third parties for manufacturing of our commercial products. Our continued success is subject to the performance of these third parties.
We currently do not have clinical-scale manufacturing capabilities, nor do we have any immediate plans to develop such capabilities; thus, we must rely on third-party CMOs to manufacture clinical supplies for our product candidates. We currently rely on five different CMOs to supply materials to an additional CMO who manufactures the necessary CB-010 and CB-011 materials for our phase 1 clinical trials. We anticipate that we may need to engage other suppliers and CMOs for our clinical trials with our CB-012 and CB-020 product candidates.
We receive the CRISPR chRDNA guides used for genome editing from one CMO, the Cas proteins (Cas9 in the case of CB-010 and Cas12a in the case of CB-011 and CB-012) from another CMO, the virus used to insert the CAR into the T cell genome from another CMO located outside the United States, and our healthy donor cells from two different sources owned by the same third-party supplier. The virus CMO receives plasmid from another supplier used in the manufacture of the viral material. Another CMO uses all of these materials to manufacture the CAR-T products. Coordination is essential to ensure that the various materials are received by the CMO manufacturing the T cell products in time, and in the correct amounts, for manufacturing runs. The manufactured CAR-T products then undergo a series of release testing. There can be no assurance that we will not experience supply or manufacturing issues in the future; particularly, given our reliance on single-source suppliers, some of which are small companies with limited resources and experience to support clinical, and ultimately commercial, products. We cannot ensure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purposes. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand if we must switch to a new supplier or CMO. The time and effort to qualify a new supplier or CMO, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Furthermore, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business, financial condition, results of operations, and prospects.
If our CMOs and suppliers cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our CMOs and suppliers to maintain adequate quality control, quality assurance, and corresponding maintenance of records and documents, or to hire and retain trained personnel. If the FDA or a foreign regulatory authority inspects these third-party facilities for compliance with regulations for the manufacture and testing of materials or product candidates and, if these facilities fail inspection and cannot adequately correct deficiencies, we may need to find alternative CMOs, which would significantly impact our ability to develop and obtain regulatory approval for our product candidates, and if approved, to market our products. In addition, if our CMOs and suppliers are unable to timely perform or have operations temporarily halted as a result of inspection or enforcement actions taken by the FDA or other regulatory authorities, or as a result of the COVID-19 pandemic or other public health crises, we may experience manufacturing delays or delays in receiving healthy donor cells used in manufacturing our CB-010 product candidate or may need to find alternative CMOs or suppliers, which in each case would significantly impact our ability to develop, obtain regulatory approval for, and market our product candidates, if approved.
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
In addition, our current reliance on a limited number of CMOs and suppliers exposes us to a variety of risks, each of which could delay our preclinical studies, clinical trials, the approval, if any, of our product candidates by the FDA or foreign regulatory authorities, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. These risks include:
•our CMOs and suppliers may be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our preclinical, clinical, and commercial needs, if any;
•our CMOs and suppliers may not be able to execute our manufacturing procedures appropriately;
•our CMOs and suppliers have their own proprietary methods, which we may not have access to if we wish to, or are required to, switch CMOs or suppliers. Additionally, we may not own, or may have to share, the intellectual property rights to any improvements made by our CMOs in the manufacturing process for our product candidates;
•our CMOs and suppliers may not perform as agreed or may not remain in business for the time required to supply our clinical trials or to successfully manufacture, store, and distribute our commercial products;
•our CMOs and suppliers could breach or terminate their agreements with us;
•we face competition for supplies from other gene and cell therapy companies, which may make it difficult for us to secure materials or the testing of such materials on commercially reasonable terms or in a timely manner;
•our CMOs may fail to adequately store the various components received from our suppliers and any damage or loss of such materials could materially impact our ability to manufacture and supply our product candidates;
•we rely on third parties to perform release tests on our product candidates prior to delivery to clinical trial sites. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm;
•we may be unable to identify additional CMOs or suppliers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA or foreign regulatory authorities may have questions regarding any replacement CMO or supplier. This may require new testing and regulatory interactions. In addition, a new CMO would have to be educated in, or develop substantially equivalent processes for, production of our product candidates; and
•as a result of the current COVID-19 pandemic or other public health crises, our CMOs and suppliers may experience production delays and shutdowns.
Our CMO that supplies the virus we use to insert the CAR into our CB-010 CAR-T product candidate is located outside the United States. To date, our virus CMO has not been audited by the FDA, but it has received the cGMP certification for the manufacture of recombinant viral vectors from an EU national regulatory authority. There are additional risks with using a non-U.S. vendor, including:
•economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in non-U.S. regulations and customs, tariffs, and trade barriers;
•changes in non-U.S. currency exchange rates and currency controls;
•trade protection measures, import, or export licensing requirements, or other restrictive actions by U.S. or non-U.S. governments;
•negative consequences from changes in tax laws;

•difficulties in managing international logistics and transportation; and
•workforce uncertainty in countries where labor unrest is more common than in the United States.
For our allogeneic CAR-T product candidates, we rely on receiving healthy donor material to manufacture our product candidates. Variation in quality of donor T cells, and potential challenges in procuring appropriate donor material, could result in insufficient product supply or may result in us being unable to initiate or continue clinical trials on the timelines we expect.
Unlike autologous CAR-T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in quality, and this variation requires us to release batches with the highest integrity based on specifications confirmed by regulatory authorities, which makes producing standardized product candidates more likely. However, this step may slow the development and commercialization pathway of those product candidates if releasable batches are not identified sufficiently rapidly. We and our CMOs have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR-T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to develop new testing methods and update our specifications for new risks, such as screening for new viruses. We have strict specifications for donor material, which include specifications required by regulatory authorities. If we are unable to (i) identify and obtain donor material that satisfies specifications, (ii) agree with regulatory authorities on appropriate specifications, or (iii) address variability of donor T cells, there may be insufficient material or we may be unable to initiate or continue clinical trials on the timelines we expect, which could harm our reputation and adversely impact our business and prospects. Although our suppliers are currently able to provide us with donor material, if, in the future, our suppliers are unable to secure donor material due to the COVID-19 pandemic or other public health crises or for other reasons, we may no longer have sufficient donor material to manufacture our cell therapy product candidates.
We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or do not meet expected deadlines, we may not be able to obtain regulatory approval of, or commercialize, our product candidates.
We depend, and will continue to depend, on CROs, clinical trial sites and clinical trial principal investigators, contract laboratories, and other third parties to conduct our ongoing ANTLER and CaMMouflage phase 1 clinical trials and future clinical trials. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs or fail to enroll a sufficient number of patients, we may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, state, or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or provide us or government agencies with inaccurate, misleading, or incomplete data.
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
We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, www.ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. Our ANTLER phase 1 clinical trial for our CB-010 product candidate and our CaMMouflage phase 1 clinical trial for our CB-011 product candidate are posted on www.ClinicalTrials.gov. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil and other penalties, up to and including criminal prosecution.
AbbVie has the right to delay timelines or terminate our collaboration and license agreement at its sole discretion, which will affect our ability to receive reimbursements, milestone payments, and royalties. In addition, we may not be able to meet our obligations under the AbbVie collaboration, and the development of our product candidates may be delayed in light of our obligations to AbbVie.
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
We and AbbVie develop research plans, budgets, and timelines for the two Program Slots; however, ultimately these are under AbbVie’s control and AbbVie may choose to delay certain activities. For example, the parties have agreed that all CMO manufacturing activities be performed no earlier than 2024. Such delays may affect the amount of reimbursement we receive and revenue we recognize from the collaboration. Our ability to receive significant milestone payments is based on AbbVie’s achievement of developmental, regulatory, and sales-based milestones, which is outside of our control and is dependent on AbbVie’s commercially reasonable efforts to develop, commercialize, and manufacture the licensed collaboration products. Any delays by AbbVie will substantially impact the timing of these milestones. Furthermore, AbbVie has the right to terminate the collaboration and license agreement at its sole discretion upon 90 days’ prior written notice to us, which would eliminate all future reimbursements, milestone payments, and royalties and could be perceived negatively by the market.
The collaboration involves a number of our employees and resources. We have not previously undertaken a collaboration of this magnitude and focus. Although we may hire additional employees to increase our research and development group, it is not certain that we will be able to timely hire, or retain, qualified employees, in which case the work on our pipeline product candidates may be delayed until we are able to increase our staff such that we can meet our obligations under the AbbVie research plan and continue to develop our own product candidates.
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
Furthermore, the terms of any collaborations or other arrangements that we may establish may not be favorable to us. Even if we are able to enter into a collaboration, the following are some of the risks associated with doing so:
•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations and may not devote sufficient resources to the development, manufacturing, marketing, or sale of collaboration products;
•collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require further development of a product candidate for clinical testing;
•collaborators may adopt alternative technologies, which could decrease the marketability of our product candidates and genome-editing technologies;
•collaborators may independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, that may result in the withdrawal of the collaborator support for our collaboration product candidates;
•collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of our product candidates;
•collaborators may not properly obtain, maintain, enforce, or defend our intellectual property if we grant such rights or may use our intellectual property in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or expose us to potential litigation;
•we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change in control;

•disputes may arise between our collaborator and us that may cause the collaborator to act in a manner adverse to us and could result in the delay or termination of the research, development, or commercialization of our product candidates or that result in costly litigation or arbitration that diverts our management’s attention and resources;
•collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, if at all. For example, if a collaborator were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated; and
•collaboration agreements may be terminated and, if terminated, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, resulting in a need for additional capital to pursue further development or commercialization of the applicable product candidates we may develop.
We may not realize the benefits of acquired assets or other strategic transactions.
We evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or product candidates, intellectual property, or technologies as well as pursue joint ventures or investments in complementary businesses. The success of any future strategic transaction depends on various risks and uncertainties, including:
•unanticipated liabilities related to acquired companies or joint ventures;
•difficulties integrating acquired personnel, technologies, and operations into our existing business;
•retention of key employees;
•diversion of management’s time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•disruption in or termination of our relationships with collaborators or suppliers as a result of such a transaction; and
•possible write-offs or impairment charges relating to acquired businesses or joint ventures.
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
Many of our employees were previously, and our consultants are or were previously, employed at universities or research institutions, or at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants, and third parties performing services for us do not use the confidential information of former employers or other companies in their work for us, we may be subject to claims that we or these individuals have used or disclosed confidential information or intellectual property, including trade secrets, of any such individual’s current or former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.
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
We conduct substantially all of our research activities at our facilities in Berkeley, California. The San Francisco Bay Area is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, if at all. Many of the biotechnology companies and research institutions that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. Recruiting and retaining qualified research, development, manufacturing, regulatory, and clinical personnel is critical to our success. Our success also depends on our ability to continue to attract, retain, and motivate entry-level, mid-level, and senior scientific personnel as well as managers. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, as well as academic and research institutions, for similar personnel. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.
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
As of March 1, 2023, we have 137 full-time employees, and we expect to continue to increase our number of employees and the scope of our operations, specifically clinical operations, in 2023 and beyond as we seek to advance development, and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Current and future growth imposes significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining, motivating, and integrating additional employees;

•managing our internal development efforts effectively, including clinical trials and FDA or foreign regulatory authority review for our product candidates, while complying with our contractual obligations to third parties; and
•improving our operational, financial and management controls, reporting systems, and procedures.
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
Our internal computer systems and those of our current and any future third-party vendors, collaborators, consultants, and third parties performing services for us, as well as our clinical sites and regulatory authorities, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, and telecommunication and electrical failures. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as some of our critical business activities are currently being conducted remotely.
Although we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our product candidate development and our business operations, whether due to a loss of our trade secrets or other confidential information or other similar disruptions. For example, the loss of clinical trial data from our current or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in the theft or destruction of intellectual property, data, or other misappropriation of assets; financial loss; or otherwise compromise our confidential information, including trade secrets, and disrupt our operations, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.
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
We will face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if such product candidates receive marketing approval and are sold commercially. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Even a successful defense would require significant financial and management resources. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial patients;
•significant costs to defend the related litigation;
•initiation of investigations by regulators;
•diversion of our management’s time and resources;
•substantial monetary awards to clinical trial patients;
•product recalls, withdrawals, or labeling, marketing, or promotional restrictions;
•exhaustion of any available insurance and our capital resources;
•loss of revenue;
•the inability to commercialize any product candidates that we may develop; and
•a decline in our stock price.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.
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
In addition to federal income tax, we are subject to taxation in various state and local tax jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the locations in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction using enacted tax rates as of the balance sheet date. Nevertheless, our effective tax rate may change from year to year due to numerous factors, including changes in the mix of our profitability, if any, from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, and changes in tax laws. Any of these factors could result in an effective tax rate significantly different from previous periods and may result in tax obligations in excess of amounts accrued in our financial statements.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have generated, and expect to continue to generate in the future, significant federal and state net operating loss (“NOL”) carryforwards that are available to offset taxable income in future years, if any. We have also generated, and expect to continue to generate in the future, significant federal and state research and development tax credit carryforwards, and, beginning in 2022, we began to generate orphan drug credit carryforwards that are available to potentially offset federal and state income taxes, respectively, in future years, if any.
Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), our federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely. Additionally, for tax years beginning after December 31, 2020, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income. It is uncertain if and to what extent various states will conform to the NOL changes contained in the TCJA and the CARES Act. Federal research and development credit and orphan drug credit carryforwards may only be carried forward for 20 years and therefore could expire unused. As a result, they may be unavailable to offset future taxes.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced prior ownership changes in 2014, 2016, and most recently in July 2021 upon our IPO. We do not expect any permanent limitations on our tax attributes. We have recorded a full valuation allowance for deferred tax assets, including NOLs and tax credits as of December 31, 2022. The issuance of common stock in the future, or shifts in the ownership of our common stock among certain stockholders, either separately or in combination, over time may result in a limitation under Sections 382 and 383 of the Code. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the use of California state NOLs and tax credits to offset California taxable income in years beginning after 2019 and before 2022. If an ownership change occurs and we earn taxable income in future years, the limitation on our ability to use our NOLs and other tax attribute carryforwards could adversely affect our future operating results by increasing our future income tax liabilities. See Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
We may experience disruptions related to the COVID-19 pandemic or other pandemics or public health crises that could severely impact our business, preclinical studies, clinical trials, and commercialization activities, including:
•halting or suspending enrollment in our clinical trials;
•delays or difficulties in enrolling and retaining patients in our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses, due to limitations on travel imposed or recommended by federal, state, or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;
•requirements to change the ways in which our preclinical studies and clinical trials are conducted due to governmental regulations as part of a response to the COVID-19 pandemic or other pandemics or other public health crises, which may result in unexpected costs, delays, or discontinuation of our preclinical studies and clinical trials altogether;
•increased adverse events and deaths in our clinical trials due to COVID-19-related or other pandemic-related infections, which may result in increased complications due to immunosuppression from our lymphodepletion regimen;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine due to other public health crises;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies and necessary interactions with such regulatory agencies due to limitations in employee resources, limitations on travel, forced furlough of government employees, or diversion of resources, which would impact review and approval timelines;
•interruption of, or delays in receiving, supplies of components for our product candidates from our suppliers, including the supply of healthy donor cells, and delays or suspension in manufacturing by our CMOs due to staffing shortages, production slowdowns or stoppages, and disruptions in delivery systems, or due to prioritization of production for COVID-19-specific (or other pandemic-related) therapies or vaccines;
•limitations on employee resources that would otherwise be focused on advancing our business, including because of sickness of employees or their families, including our executive officers and other key employees, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home, or mass transit disruptions; and
•significant disruptions and volatility in the financial markets.
The extent to which the COVID-19 pandemic or other public health crises may impact our business, research, preclinical studies and clinical trials, productivity of our employees, supply chains, and access to capital or business development activities will depend on future developments, which are highly uncertain at this time. To the extent the COVID-19 pandemic or other public health crisis adversely affects our business, financial condition, results of operations, and prospects, it may also have the effect of amplifying many of the other risks described in this Risk Factors section, such as those relating to the timing and results of our current and future clinical trials and our financing needs. See the Impact of the COVID-19 Pandemic in the Management’s Discussion and Analysis of Financial Condition and Results of Operations

section in Part II, Item 7 of this Annual Report on Form 10-K for more information about the impact of COVID-19 on our business.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
In addition to the business disruptions caused by public health crises or potential cybersecurity attacks, our operations, and those of our suppliers, CMOs, CROs, and clinical trial sites, could be subject to disruptions, including those caused by earthquakes, power shortages or outages, telecommunications failures, water shortages or outages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, financial condition, results of operations, and prospects, and increase our costs and expenses. Our ability to manufacture our product candidates could be disrupted if our operations or those of our suppliers, CMOs, CROs, or clinical trial sites are affected by a natural or man-made disaster or other business interruption. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our business, financial condition, results of operations, and prospects could suffer in the event of a major earthquake, fire, or other natural disaster. Furthermore, our preclinical work involves studies in mice. In the past, vivarium sites have been shut down by animal activists, and any disturbance or shut down at sites where our preclinical work is being conducted could jeopardize our data and affect our product candidate timelines.
Furthermore, we interact with the FDA and other federal, state, and regulatory agencies, and lack of funding for such agencies or temporary shutdowns can affect our operations. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, and has had to furlough critical government employees and stop critical activities. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel; statutory, regulatory, and policy changes; and business disruptions, such as those caused by the COVID-19 pandemic or other public health crises. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions for our product candidates, which could have a material adverse effect on our business.
Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
Our business, financial condition, results of operations, or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, the ongoing war in Ukraine, interest rate fluctuations, rising inflation, recession, or other global financial or geopolitical crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers and CMOs, possibly resulting in supply or manufacturing disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which such conditions could adversely impact our business.
Risks Relating to Ownership of our Common Stock
The market price of our common stock has been, and may continue to be, volatile, and our investors may suffer substantial losses if the price of our common stock drops significantly.
Due to the volatility of the market price for our common stock, investors may suffer substantial losses if the price drops significantly. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the timing and results of preclinical studies and clinical trials for any product candidates that we develop;
•delay, failure, or discontinuation of any of our product candidates or research programs;
•results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

•adverse regulatory decisions, including failure to receive regulatory approval of one or more of our product candidates;
•unanticipated or serious safety concerns related to our product candidates;
•developments or changing views regarding the use of biologics, including those that involve genome editing;
•commencement or termination of collaborations;
•regulatory or legal developments in the United States and other countries;
•assertions that our product candidates infringe third-party patents;
•invalidity challenges to our intellectual property, including intellectual property that we have in-licensed;
•manufacturing delays;
•acceptance or lack of acceptance of allogeneic products;
•inability to meet the obligations under our collaboration agreement with AbbVie;
•inability to obtain additional collaboration partners;
•the recruitment and retention of key personnel;
•the level of expenses related to any of our product candidates, including preclinical studies and clinical trials, as well as the level related to our research programs;
•the results of our efforts to develop additional product candidates or technologies;
•actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•announcements or expectations of additional financing efforts;
•significant lawsuits, including contract disputes with our licensors, licensees, assignors, assignees, suppliers, CMOs, CROs, clinical sites, or stockholder litigation;
•sales of our common stock by us, our insiders, or other stockholders;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry, and market conditions; and
•the other factors described in this Risk Factors section.
We are subject to securities class action litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and we are litigating a class action complaint in the United States District Court for the Northern District of California, filed by a purported stockholder against us and certain of our directors and officers. See Legal Proceedings in Item 3 of this Annual Report on Form 10-K for additional information. We may face additional securities class action litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Defending against the current litigation and any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
We currently have research coverage by several biotechnology research analysts. If any of those analysts discontinue coverage, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. If one or more of the analysts covering our business downgrade or adjust the price target as part of their evaluations of our stock, the price of our stock could decline.
If a significant amount of our shares of common stock are sold, or it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 3, 2023, we had 61,299,687 shares of common stock outstanding. Most of these shares can be sold at any time unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations and other restrictions under Rule 144 of the Securities Act. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options or other equity awards. Therefore, these shares can be freely sold in the public market upon issuance and, once vested, subject to volume limitations applicable to our affiliates. If significant amounts of our shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
We are an “emerging growth company” under the JOBS ACT and a “smaller reporting company” and the reduced disclosure requirements and exemptions from certain governance requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
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
We are also a “smaller reporting company,” as defined by applicable rules of the SEC. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company and would be permitted to continue to take advantage of many of the same reporting exemptions, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act as long as we do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K.
We cannot predict if investors will find our common stock less attractive if we rely on emerging growth company or smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.
As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, legal, and other personnel in connection with our efforts to comply with the requirements of being, a public company. Our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. Operating as a public company also makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage. This may make it more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.
As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act or a smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer either an emerging growth company or a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.
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
Our amended and restated certificate of incorporation, amended and restated bylaws, and Delaware law contain provisions that may have the effect of discouraging, delaying, or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•established a classified board of directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our board of directors, the chair of our board, or our chief executive officer;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder matters to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•provide that our directors may be removed only for cause;
•expressly authorized our board of directors to make, alter, amend, or repeal our amended and restated bylaws; and
•require supermajority votes of the holders of our common stock to amend our amended and restated bylaws and specified provisions of our amended and restated certificate of incorporation.
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
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
Our common stock is currently listed on the Nasdaq Global Select Market. In order to maintain this listing, we must continue to satisfy minimum financial and other continued listing requirements and standards, including corporate governance requirements, director diversity requirements, and a minimum closing bid price requirement. There can be no assurance that we will continue to be able to comply with the applicable Nasdaq listing requirements. If we fail to comply with the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. If this were to occur, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Furthermore, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as “covered securities” and we would be subject to regulation in each state in which we offer our securities.
In the future, we may be subject to board of director diversity requirements under California law and, if we are unable to comply with such requirements, we may be exposed to financial penalties and our reputation may be adversely affected.
Our success depends in part on our continued ability to attract, retain, and motivate highly qualified individuals to our board of directors. In the future, as a public company domiciled in California, we may be subject to diversity requirements under California law, including having a minimum number of female directors and directors from “underrepresented communities.” Although the laws mandating such requirements have to date been ruled unconstitutional by California state courts, these decisions are on appeal. An initial violation of the California laws (if in effect) could result in a fine from the California Secretary of State in the amount of $100,000, with each subsequent violation resulting in a fine of $300,000. We cannot ensure that we can recruit, attract, and/or retain qualified members of our board of directors and meet gender and diversity requirements under California law (if applicable), which may expose us to financial penalties and adversely affect our reputation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or action or proceeding brought on our behalf;
•any claim or action asserting a breach of fiduciary duty or aiding and abetting a breach of fiduciary duty;
•any claim or action against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
Item 1B. Unresolved Staff Comments.
Not applicable

Item 2. Properties.
Our corporate headquarters are located in Berkeley, California, where we lease approximately 61,735 and 10,000 square feet of research and development, laboratory, and office space. These leases expire in March 2031 and July 2032, respectively. We have the ability to extend these leases for an additional five years each. See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information.
We believe that our existing facilities are adequate for our near-term needs and that suitable additional facilities will be available in the future if and when needed.
Item 3. Legal Proceedings.
From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. The outcome of any such proceedings or claims, irrespective of the merits, is inherently uncertain. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of management resources, and other factors.
On February 10, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors (Greenhalgh v. Caribou Biosciences, Inc., et al., Case Number 3:23-cv-00609-VC). The complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks an unspecified amount of damages on behalf of a putative class of purchasers of our company’s securities during the class period of July 23, 2021, through December 9, 2022, as well as interest and reasonable fees and costs. We believe that this lawsuit is without merit and intend to vigorously defend against it.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRBU.”
Holders
As of March 3, 2023, we had approximately 42 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name by banks, brokers, and other financial institutions.
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
Use of Proceeds from our IPO
On July 22, 2021, our Registration Statement on Form S-1 (File No. 333-257604) relating to our initial public offering (“IPO”) of our common stock was declared effective by the SEC. On July 22, 2021, we filed a second Registration Statement on Form S-1 (File No. 333-258105) pursuant to Rule 462(b) of the Securities Act, which was effective immediately upon filing. Our net proceeds from our IPO, after deducting underwriting discounts and commissions and estimated offering expenses of $28.6 million, were $321.0 million, including the proceeds from shares issued upon the exercise in full of the underwriters’ overallotment option. There has been no material change in our planned use of the net proceeds from our IPO from that described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 23, 2021.
Recent Sales of Unregistered Securities
None.
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

Overview
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technologies, enables superior editing precision to develop cell therapies that are armored to improve antitumor activity. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.

We are initially focused on advancing multiple allogeneic cell therapies for the treatment of hematologic malignancies and solid tumors. Our therapies are directed at established tumor cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our chRDNA technologies to armor our cell therapies’ antitumor activity by using multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies.
Our lead product candidate, CB-010, to our knowledge, is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improved the durability of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. CB-010 is being evaluated in our ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”).
Our CB-011 product candidate is an allogeneic CAR-T cell product candidate that targets B cell maturation antigen (“BCMA”). To our knowledge, it is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein by a genome-edited knockout of the B2M gene and insertion of a B2M–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”), enabling expression of HLA-E on the CAR-T cell surface. This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in patients with relapsed or refractory multiple myeloma (“r/r MM”).
CB-012 is our allogeneic CAR-T cell product candidate targeting CLL-1, currently in preclinical development for the treatment of relapsed or refractory acute myeloid leukemia (“r/r AML”). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in investigational new drug (“IND”)-enabling studies to support a planned IND application submission for relapsed or refractory AML (“r/r AML”) in the second half of 2023.
We are also developing allogeneic CAR-NK cell therapies derived from genome-edited induced pluripotent stem cells (“iPSCs”) for the treatment of solid tumors. CB-020 is our first CAR-NK product candidate from our CAR-NK platform and we have selected receptor tyrosine kinase like orphan receptor 1 (“ROR1”) as the tumor cell-surface target for CB-020. CB-020 and potential future CAR-NK cell therapy product candidates will contain genome edits designed to overcome some of the challenges of targeting solid tumors, such as trafficking, tumor infiltration, heterogeneity, and the immunosuppressive tumor microenvironment.

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
To date, we have primarily funded our operations through revenue from our license agreements, license and collaboration agreements, and a service agreement; the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock that we received as consideration for a License Agreement (as amended, the “Intellia License Agreement”) with Intellia, LLC, to which Intellia is a successor in interest; the sale of our convertible preferred stock in private placements before our initial public offering (“IPO”) in 2021; and proceeds from our IPO.
Our net losses for the years ended December 31, 2022 and 2021 were $99.4 million and $66.9 million, respectively. We had an accumulated deficit of $197.2 million as of December 31, 2022. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. In addition, we are incurring increased costs associated with operating as a public company, including legal, audit, and accounting fees; maintaining compliance with the rules and regulations of the SEC and Nasdaq; director and officer insurance premiums; costs for investor and public relations activities; and other accompanying compliance and governance requirements. We anticipate that our expenses will increase substantially if and as we:
•progress our ANTLER phase 1 clinical trial for our CB-010 product candidate and our CaMMouflage phase 1 clinical trial for our CB-011 product candidate;
•continue our current research programs and our preclinical and clinical development of our other current product candidates, including CB-012 and CB-020, and any other product candidates we identify and choose to develop;
•hire additional clinical, quality control, regulatory, and scientific personnel;
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
We do not own or operate any manufacturing facilities and we outsource a substantial portion of our clinical trial studies to third parties. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 vectors used in the manufacture of our CAR-T cells as well as our CAR-NK cell therapy product candidates. We expect to rely on our CMOs for the manufacturing of our product candidates to expedite readiness for future clinical trials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market facility), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
Impact of the COVID-19 Pandemic and Geopolitical Events
Although the COVID-19 pandemic has not had a significant adverse impact on our operations to date, we are unable to predict the effect that the ongoing COVID-19 pandemic or other public health crises may have on our company in the future. Furthermore, we cannot predict the impact that national or international geopolitical events, such as the ongoing war in Ukraine, may have on our operations. To the extent the COVID-19 pandemic or other public health crises or geopolitical events adversely affect our business prospects, financial condition, and results of operation, they may also have the effect of exacerbating many of the other risks described or referenced in the Risk Factors section in Item 1A of this Annual Report on Form 10-K, such as those relating to the supply of materials for our product candidates, and the timing and possible disruptions to our ongoing and future preclinical studies and clinical trials and our access to the financial markets.
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $13.9 million and $9.6 million for the years ended December 31, 2022 and 2021, respectively. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
For the foreseeable future, we expect substantially all of our revenue will be generated from licensing and collaboration agreements.
Operating Expenses
Research and Development Expenses

Our research and development expenses consist of internal and external expenses incurred in connection with the development of our product candidates and our platform technologies, and our in-licensing and assignment agreements.
External costs include:
•costs associated with acquiring technology and intellectual property licenses that have no alternative future uses, sublicensing revenue, and milestones under our licensing agreements;
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our CB-010 and CB-011 product candidates through clinical trials and later stages of development; conduct preclinical studies and clinical trials for our other product candidates; seek regulatory approvals for any product candidates that successfully complete clinical trials; expand our research and development efforts and incur expenses associated with hiring additional personnel to support our research and development efforts; and seek to identify, in-license, acquire, and/or develop additional product candidates.
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
The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$3,169	$3,960	$(791)
Services provided by CROs, CMOs, and other third parties that conduct preclinical studies and clinical trials on our behalf	30,367	20,032	10,335
Other research and development expenses	16,703	9,393	7,310
Total external costs	50,239	33,385	16,854
Internal costs:
Personnel-related expenses	24,123	13,361	10,762
Facilities and other allocated expenses	7,868	5,509	2,359
Total internal costs	31,991	18,870	13,121
Total research and development expenses	$82,230	$52,255	$29,975
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the years ended December 31, 2022 and 2021, we recorded $3.5 million and $7.1 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
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
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Change
	2022	2021	$
	(in thousands)
Licensing and collaboration revenue	$13,851	$9,598	$4,253
Operating expenses
Research and development	82,230	52,255	29,975
General and administrative	38,020	24,322	13,698
Total operating expenses	120,250	76,577	43,673
Loss from operations	(106,399)	(66,979)	(39,420)
Other income (expense)
Change in fair value of equity securities	(133)	—	(133)
Change in fair value of the MSKCC success payments liability	2,429	(1,426)	3,855
Gain on extinguishment of PPP Loan	—	1,584	(1,584)
Other income, net	4,752	219	4,533
Total other income	7,048	377	6,671
Net loss before provision for income taxes	(99,351)	(66,602)	(32,749)
Provision for income taxes	70	321	(251)
Net loss	$(99,421)	$(66,923)	$(32,498)
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $4.3 million to $13.9 million for the year ended December 31, 2022 from $9.6 million for the year ended December 31, 2021. This increase primary relates to a $4.0 million increase in revenue recognized under the Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). The remaining increase of $0.3 million relates to other license agreements with various licensees.

The following table summarizes our revenue by licensee for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
AbbVie	$7,956	$3,972	$3,984
Other licensees	5,895	5,626	269
Total licensing revenue	$13,851	$9,598	$4,253

Research and Development Expenses
Research and development expenses increased by $30.0 million to $82.2 million for the year ended December 31, 2022 from $52.3 million for the year ended December 31, 2021. This increase was primarily related to increases of $10.8 million in personnel-related expenses (which include an increase in stock-based compensation expense of $3.0 million) due to incremental hiring; $10.3 million in external CMO manufacturing and CRO clinical activities, driven by increases of $3.7 million due to timing of CMO manufacturing activities for our product candidates, and $6.6 million in CRO clinical activities primarily to advance our ANTLER phase 1 trial for CB-010; $7.3 million in other research and development expenses to advance IND-enabling studies for CB-011 and preclinical research for additional programs, as well as other consulting services related to research and development; and $2.4 million in other facilities and allocated expenses. These increases were partially offset by a $0.8 million decrease in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses increased by $13.7 million to $38.0 million for the year ended December 31, 2022 from $24.3 million for the year ended December 31, 2021. This increase was primarily related to increases of $9.2 million in personnel-related expenses (which include an increase in stock-based compensation expense of $5.3 million) due to incremental hiring; $2.6 million in legal, accounting, insurance, and other expenses necessary to support the growth and operations of a clinical-stage public company; and $1.9 million in other facilities and allocated expenses. These increases were partially offset by a $1.4 million net decrease in patent prosecution and maintenance costs.
Total Other Income
Total other income increased by $6.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $2.4 million for the year ended December 31, 2022. We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $1.4 million for the year ended December 31, 2021.
Our promissory note with WebBank (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP Loan”) was forgiven in May 2021, and we recognized a gain on the loan extinguishment of $1.6 million during the year ended December 31, 2021. No such gain was recognized for the year ended December 31, 2022.
We recognized a $4.5 million increase in other income during the year ended December 31, 2022 compared to December 31, 2021. The change primarily relates to a $4.5 million increase in interest income earned from marketable securities.
Income Tax
An income tax expense of $0.1 million was recognized for the year ended December 31, 2022, which was primarily related to current federal taxes and deferred state taxes. An income tax expense of $0.3 million was recognized for the year ended December 31, 2021, which was primarily related to state minimum taxes and an increase in the valuation allowance.

Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds, and from our IPO, which generated approximately $321.0 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock that we received under the Intellia Agreement. Additionally, through December 31, 2022, we received approximately $84.2 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $33.8 million that was received from AbbVie under the AbbVie Agreement.
In order to assist in funding our future operations, including our planned clinical trials, on August 9, 2022, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022.
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”). Jefferies will use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. We are not obligated to sell any shares under the ATM Sales Agreement. As of December 31, 2022, there have been no sales under the ATM Sales Agreement and the full capacity remained available for issuance.
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $317.0 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments as described in Note 9, and payments under certain of our license agreements as described in Note 4, in each case to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We have milestones, royalties, and/or other payments due to third parties under our existing license and assignment agreements. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot estimate when such payments will be due and none of these events is probable to occur as of December 31, 2022.

MSKCC Agreement Success Payments
Under the MSKCC Agreement, we are obligated to make success payments to MSKCC of up to $35.0 million if our stock price increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock with $5.1914 per share, adjusted for future stock splits, during a specified time period. As of December 31, 2022, the timing and likelihood of triggering the MSKCC success payments are uncertain. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the MSKCC success payments liability.
Leases
We have operating lease agreements for our office spaces. As of December 31, 2022, we had lease payment obligations totaling $45.4 million, of which $3.3 million is due within 12 months.
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

•the impact of the COVID-19 pandemic or other public health crises or geopolitical events on our clinical development or operations;
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
Cash Flows
Comparison of the Years Ended December 31, 2022 and 2021
The following summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
Cash used in operating activities	$(90,966)	$(32,519)	$(58,447)
Cash used in investing activities	(93,249)	(176,397)	83,148
Cash provided by financing activities	2,133	433,429	(431,296)
Net (decrease) increase in cash and cash equivalents	$(182,082)	$224,513	$(406,595)
Cash Used in Operating Activities
Net cash used in operating activities was $91.0 million and $32.5 million for the years ended December 31, 2022 and 2021, respectively.
Cash used in operating activities in the year ended December 31, 2022 was primarily due to our net loss of $99.4 million, adjusted by non-cash charges of $12.7 million and net changes in our net operating assets and liabilities of $4.2 million. Our 2022 non-cash charges were primarily comprised of $11.7 million of stock-based compensation, $2.0 million of non-cash lease expense, $1.6 million of depreciation and amortization expense, and $0.6 million of acquired in-process research and development, which were partially offset by the change in the fair value of the MSKCC success payments liability of $2.4 million, and amortization of premiums on marketable securities of $0.8 million. The changes in our net operating assets and liabilities were due to decreases of $4.8 million in deferred revenue, $2.7 million in accounts payable, $0.4 million in operating lease liabilities, and increases of $1.0 million in prepaid expenses and other current assets, $0.8 million in contract assets, and $0.6 million in other assets, partially offset by increases of $2.0 million in accrued expenses and other current liabilities, and decreases of $3.3 million in other receivables, and $1.0 million in accounts receivable.
Cash used in operating activities in the year ended December 31, 2021 was primarily due to our net loss of $66.9 million, adjusted by non-cash charges of $5.3 million and net changes in our net operating assets and liabilities of $29.1 million. Our 2021 non-cash charges were primarily comprised of $3.4 million of stock-based compensation, $1.4 million related to the change in the fair value of the MSKCC success payments liability, and $1.0 million of depreciation and amortization expense, which were offset by a gain of $1.6 million from the PPP Loan extinguishment upon the loan forgiveness. Acquired in-process research and development of $1.0 million consists of cash consideration reported in our investing activities. The changes in our net operating assets and liabilities were due to increases of $29.6 million in deferred revenue primarily from the upfront payment received from AbbVie, $4.3 million in accrued expenses and other current liabilities, $1.2 million in deferred rent and lease incentive liability, $1.1 million in accounts payable, $0.3 million in deferred tax liabilities, offset by increases of $4.0 million in prepaid expenses and other current assets, $1.8 million in other receivables, $1.0 million in accounts receivable, and $0.2 million in contract assets.
Cash Used in Investing Activities
During the year ended December 31, 2022 and 2021, cash used in investing activities was $93.2 million and $176.4 million, respectively.
Cash used in investing activities for the year ended December 31, 2022 was primarily due to purchases of marketable securities of $339.1 million, property and equipment of $6.5 million, and in-process research and development of $0.6 million, partially offset by the proceeds from maturities of marketable securities of $252.9 million.
Cash used in investing activities for the year ended December 31, 2021 was primarily due to our purchases of marketable securities of $173.3 million, purchases of property and equipment of $2.1 million, and payments to acquire in-process research and development of $1.0 million.
Cash Provided by Financing Activities
During the years ended December 31, 2022 and 2021, cash provided by financing activities was $2.1 million and $433.4 million, respectively.
Cash provided by financing activities for the year ended December 31, 2022 was due to the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan of $2.1 million.
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
Accrued Research and Development Expenses
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
Stock-based compensation expense related to awards to non-employees, such as consultants, is recognized based on the then-current fair value at each grant date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on assumptions used in estimated stock-based compensation expense.
We recorded stock-based compensation expense of $11.7 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $26.5 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs was $1.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Leases
We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2022, using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.
Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, our lease population consisted only of operating real estate leases.
Once a lease is identified and its classification determined, we recognize a right-of-use asset and a corresponding lease liability. Lease liabilities are recorded based on the present value of lease payments over the expected least term. The corresponding right-of-use asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents, (ii) remaining unamortized initial direct costs and lease incentives, and (iii) any impairments of the right-of-use asset.
Significant assumptions utilized in recognizing the right-of-use assets and corresponding lease liabilities included the expected lease term and the incremental borrowing rate. The expected lease term includes both contractual lease periods and, as applicable, extensions of the lease term when we have determined the exercise of the option to extend is reasonably certain to occur. The incremental borrowing rate was utilized to discount lease payments over the expected term given our operating leases do not provide an implicit rate. We estimated the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon facts and circumstances.
For additional details regarding the impact of adoption and disclosure, see Note 2 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
MSKCC Success Payments Liability
Under the MSKCC Agreement, we are obligated to make success payments and a change of control payment to MSKCC of up to $35.0 million, as discussed above. The liability associated with these potential success payments is accounted for at fair value as a long-term liability. The MSKCC success payments liability is estimated at fair value at inception and at each subsequent balance sheet date, and changes in the fair value of the liability are recognized as expense or income as part of “other income (expense)” in our consolidated statements of operations and comprehensive loss until the success payments liability is paid or expires. We estimated the fair value of the success payments liability to be equal to $1.7 million and $4.1 million as of December 31, 2022 and 2021, respectively. Change in the fair value of the MSKCC success payments liability of $2.4 million and ($1.4 million) was recognized in other income (expense) for the year ended December 31, 2022 and 2021, respectively.
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
Indemnification Agreements
As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while such officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers, directors, and controller. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates.
We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. As described in Recent Accounting Pronouncements in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have early adopted certain accounting standards, because the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies, to the extent early adoption is allowed by the accounting standard.
We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We had cash, cash equivalents, and marketable securities of $317.0 million as of December 31, 2022, consisting of cash, money market funds, government securities, commercial paper, and corporate bonds, and we had cash and cash equivalents of $413.5 million as of December 31, 2021, consisting of cash and money market funds. To date, fluctuations in interest income have not been significant.
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
We do not have any foreign currency. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2022.
Item 8. Financial Statements and Supplementary Data.
The information required by this item is presented at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference. An index of those financial statements is found in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our president and chief executive officer (principal executive officer) and our chief financial officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer either an “emerging growth company” as defined in the JOBS Act or a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, that does not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is incorporated by reference herein to our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, which we intend to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item of Form 10-K will be included under the caption “Board of Directors and Corporate Governance” and subsections thereof including “--Nominees for Election as Class II Directors,” “--Directors Continuing in Office,” “--Family Relationships,” “--Classified Board of Directors,” and “--Board Committees--Audit Committee,” and under the caption “Executive Officers,” in our 2023 Proxy Statement, and is incorporated by reference herein..
We have adopted a written Code of Business Conduct, Scientific and Data Integrity, and Ethics (“Code of Conduct”) that applies to all of our employees, consultants, contractors, and directors. A current copy of the Code of Conduct is available on the Corporate Governance section of our website, https://investor.cariboubio.com. The audit committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for our executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements with respect to our executive officers and directors, will be disclosed on our website at the address indicated above. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only. We will provide to any person, without charge, a copy of the Code of Conduct. Any such request should be directed to Caribou Biosciences, Inc., 2929 7th Street, Suite 105, Berkeley, CA 94710, Attn: Chief Legal Officer and Corporate Secretary, telephone: 510-982-6030.
Item 11. Executive Compensation.
The information required by this item of Form 10-K will be included under the caption “Executive and Director Compensation” in our 2023 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2023 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance--Director Independence” in our 2023 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this item of Form 10-K will be included under the caption “Proposal No. 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement and is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are included in this Annual Report on Form 10-K:
1.The following Report and Consolidated Financial Statements of our company are included in this Annual Report on Form 10-K:
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
2.All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3.The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.
Item 16. Form 10-K Summary
Not applicable.
EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40631), filed with the SEC on July 28, 2021)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-40631), filed with the SEC on July 28, 2021)

4.1
Description of Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.1†
Collaboration and License Agreement, dated February 9, 2021, between the Registrant and AbbVie Manufacturing Management Unlimited Company (incorporated by reference to Exhibit 10.1 of the Form S-1 filed by the Registrant on July 1, 2021 (File No. 333-257604) (the “Form S-1”))

10.2†*	First Amendment to the Collaboration and License Agreement, dated February 21, 2023, between the Registrant and AbbVie Manufacturing Management Unlimited Company

10.3†*	Side Letter to the Collaboration and License Agreement, dated January 30, 2023, between the Registrant and AbbVie Manufacturing Management Unlimited Company

10.4†	Exclusive License Agreement, dated November 13, 2020, by and between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.2 of the Form S-1)

10.5†	Sale and Assignment Agreement, dated January 31, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.3 of the Form S-1)

10.6†	Amendment No. 1 to Sale and Assignment Agreement, dated October 20, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.4 of the Form S-1)

10.7†	Amendment No. 2 to Sale and Assignment Agreement, dated December 15, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.5 of the Form S-1)

10.8	Amendment No. 3 to Sale and Assignment Agreement, dated May 5, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-1)

10.9†
Amended and Restated Collaboration and License Agreement, dated July 13, 2015, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.7 of the Form S-1)

10.10†
Amendment No. 1 to Amended and Restated Collaboration and License Agreement, dated January 21, 2016, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.8 of the Form S-1)

10.11†
Amendment No. 2 to Amended and Restated Collaboration and License Agreement, dated July 18, 2016, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.9 of the Form S-1)

10.12†
Amendment No. 3 to Amended and Restated Collaboration and License Agreement, dated March 13, 2017, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.10 of the Form S-1)

10.13†
Amendment No. 4 to Amended and Restated Collaboration and License Agreement, dated June 26, 2017, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.11 of the Form S-1)

10.14†
Amendment No. 5 to Amended and Restated Collaboration and License Agreement, dated May 25, 2018, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.12 of the Form S-1)

10.15†
Amendment No. 6 to Amended and Restated Collaboration and License Agreement, dated June 2, 2019, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.13 of the Form S-1)

10.16†
Amendment No. 7 to Amended and Restated Collaboration and License Agreement, dated December 18, 2020, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.14 of the Form S-1)

10.17†
Amendment No. 8 to Amended and Restated Collaboration and License Agreement, dated December 18, 2020, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.15 of the Form S-1)

10.18†	License Agreement, dated July 16, 2014, by and between the Registrant and Intellia, LLC (incorporated by reference to Exhibit 10.16 of the Form S-1)

10.19†
Amendment No. 1 to the License Agreement, dated February 2, 2016, by and between the Registrant and Intellia Therapeutics, Inc. as successor in interest to Intellia, LLC (incorporated by reference to Exhibit 10.17 of the Form S-1)

10.20†
Addendum to License Agreement, dated February 2, 2016, by and between the Registrant and Intellia Therapeutics, Inc. as successor in interest to Intellia, LLC (incorporated by reference to Exhibit 10.18 of the Form S-1)

10.21†
Leaseback Agreement, dated June 16, 2021, by and between the Registrant and Intellia Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to Form S-1 registration statement filed by the Registrant on July 19, 2021 (File No. 333-257604)

10.22†
Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement for a Programmable DNA Restriction Enzyme for Genome Editing, dated December 15, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.20 of the Form S-1)

10.23†
Exclusive License Agreement, dated April 16, 2013, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.21 of the Form S-1)

10.24†
Amendment No. 1 to the Exclusive License Agreement, dated April 16, 2013, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.22 of the Form S-1)

10.25†
Amendment No. 2 to the Exclusive License Agreement, dated April 17, 2013, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.23 of the Form S-1)

10.26†
Amendment No. 3 to the Exclusive License Agreement, dated April 16, 2021, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.24 of the Form S-1)

10.27†
Memorandum of Understanding, dated March 14, 2019, by and among the Registrant, the University of Vienna, and the Regents of the University of California (incorporated by reference to Exhibit 10.25 of the Form S-1)

10.28	Amended and Restated Office/Laboratory Lease, dated March 31, 2021, by and between the Registrant and 2929 Seventh St., LLC (incorporated by reference to Exhibit 10.26 of the Form S-1)

10.29
First Amendment, dated January 11, 2022, to Amended and Restated Office/Laboratory Lease by and between Registrant and 2929 Seventh St., LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.30
Office/Laboratory Lease between the Registrant and 7th Street Property III General Partnership, having a commencement date of January 13, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 001-40631) filed by the Registrant on January 19, 2022)

10.31
Rider 1 to Office/Laboratory Lease between the Registrant and 7th Street Property III General Partnership, effective as of the lease commencement date of January 13, 2022 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.32+
Officer Employment Agreement by and between the Registrant and Rachel E. Haurwitz, Ph.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.33+†
Compensation Letter, dated February 11, 2022, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.34+*	Compensation Letter, dated February 16, 2023, from the Registrant to Rachel E. Haurwitz, Ph.D.

10.35+
Officer Employment Agreement by and between the Registrant and Jason V. O’Byrne, dated July 27, 2021 (incorporated by reference to Exhibit 10.4 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.36+†
Offer Letter between the Registrant and Jason V. O'Byrne, dated January 5, 2021 (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.37+†
Compensation Letter, dated February 11, 2022, from the Registrant to Jason V. O’Byrne (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.38+*	Compensation Letter, dated February 16, 2023, from the Registrant to Jason V. O’Byrne

10.39+
Officer Employment Agreement by and between the Registrant and Barbara G. McClung, J.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.3 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.40+†
Compensation Letter, dated February 11, 2022, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.41+*	Compensation Letter, dated February 16, 2023, from the Registrant to Barbara G. McClung, J.D.

10.42+
Officer Employment Agreement by and between the Registrant and Steven B. Kanner, Ph.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.2 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.43+†
Compensation Letter, dated February 11, 2022, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.44+*	Compensation Letter, dated February 16, 2023, from the Registrant to Steven B. Kanner, Ph.D.

10.45+
Officer Employment Agreement by and between the Registrant and Ruhi Khan, dated November 8, 2021 (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.46+†*
Compensation Letter, dated February 11, 2022, from the Registrant to Ruhi Khan (incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.47+*	Compensation Letter, dated February 16, 2023, from the Registrant to Ruhi Khan

10.48+†
Offer Letter, dated October 29, 2021, between the Registrant and Syed Rizvi, M.D. (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.49+
Officer Employment Agreement by and between the Registrant and Syed Rizvi, M.D., dated January 18, 2022 (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.50+†*	Compensation Letter, dated February 16, 2023, from the Registrant to Syed Rizvi, M.D.

10.51+	2013 Equity Incentive Plan (as originally adopted) (incorporated by reference to Exhibit 99.1 of the Form S-8 filed by the Registrant on July 26, 2021 (File No.: 333-258173) (the “Form S-8”))

10.52+	2013 Equity Incentive Plan (as amended May 12, 2016) (incorporated by reference to Exhibit 99.2 of the Form S-8)

10.53+
2013 Equity Incentive Plan of the Registrant, as amended and restated April 3, 2019 and as amended March 1, 2021 (incorporated by reference to Exhibit 10.41 of Amendment No. 1 to Form S-1 registration statement filed by the Registrant on July 19, 2021 (File No. 333-257604))

10.54+
Amendment to 2013 Equity Incentive Plan (effective December 9, 2021) (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.55+	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (as originally adopted and as amended May 12, 2016) (incorporated by reference to Exhibit 99.4 of the Form S-8)

10.56+
Form of Stock Option Agreement under the 2013 Equity Incentive Plan, as amended and restated April 3, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (File No.: 333-258173), filed by the Registrant on November 11, 2021)

10.57+	2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.6 of the Form S-8)

10.58+
Form of Employee Stock Option Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.59+
Form of Non-Employee Director Stock Option Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.60+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.61+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (File No.: 333-258173), filed by the Registrant on November 8, 2022)

10.62+
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (File No.: 333-258173), filed by the Registrant on November 8, 2022)

10.63+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.7 of the Form S-8)

10.64	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.50 of the Form S-1)

10.65	Promissory Note, dated November 27, 2018 made by Rachel E. Haurwitz, Ph.D. in favor of the Registrant (incorporated by reference to Exhibit 10.48 of the Form S-1)

10.66	Pledge and Security Agreement, dated November 27, 2018, by and between the Registrant and Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.49 of the Form S-1)

10.67	Series C Preferred Stock Purchase Agreement, dated March 2, 2021, by and among the Registrant and the parties listed therein (incorporated by reference to Exhibit 10.59 of the Form S-1)

10.68	Third Amended and Restated Voting Agreement, dated March 2, 2021, by and among the Registrant and the parties listed therein (incorporated by reference to Exhibit 10.60 of the Form S-1)

10.69
First Amendment to Third Amended and Restated Voting Agreement, dated March 29, 2021, by and among the Registrant and the parties listed therein (incorporated by reference to Exhibit 10.61 of the Form S-1)

10.70
Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated March 2, 2021, by and among the Registrant and the parties listed therein (incorporated by reference to Exhibit 10.62 of the Form S-1)

10.71	Second Amended and Restated Investors’ Rights Agreement, dated March 2, 2021, by and among the Registrant and the investors listed therein (incorporated by reference to Exhibit 4.1 of the Form S-1)

10.72
Open Market Sale AgreementSM, dated August 9, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266712) filed with the SEC on August 9, 2022)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________________________
*     Indicates filed herewith
+     Indicates management contract or compensatory plan
†     Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
# This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K (this “Report”) to be signed on its behalf by the undersigned, thereunto duly authorized.

CARIBOU BIOSCIENCES, INC.

Date: March 9, 2023	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel E. Haurwitz	President and Chief Executive Officer (Principal Executive Officer); Director	March 9, 2023
Rachel E. Haurwitz

/s/ Jason V. O’Byrne	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 9, 2023
Jason V. O’Byrne

/s/ Scott Braunstein	Director	March 9, 2023
Scott Braunstein

/s/ Andrew Guggenhime	Director	March 9, 2023
Andrew Guggenhime

/s/ Dara Richardson-Heron	Director	March 9, 2023
Dara Richardson-Heron

/s/ David Johnson	Director	March 9, 2023
David Johnson

/s/ Natalie R. Sacks	Director	March 9, 2023
Natalie R. Sacks

/s/ Nancy Whiting	Director	March 9, 2023
Nancy Whiting

/s/ Ran Zheng	Director	March 9, 2023
Ran Zheng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caribou Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caribou Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted ASC No. 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
March 9, 2023
We have served as the Company's auditor since 2016.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,338	$240,420
Marketable securities, short-term	189,325	135,412
Accounts receivable	202	1,153
Contract assets	2,247	1,488
Other receivables	2,215	5,483
Prepaid expenses and other current assets	7,921	7,236
Total current assets	260,248	391,192
NON-CURRENT ASSETS
Investments in equity securities	7,698	7,626
Marketable securities, long-term	69,373	37,676
Property and equipment, net	10,678	4,887
Operating lease, right of use assets	24,230	—
Other assets	1,538	975
TOTAL ASSETS	$373,765	$442,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,146	$3,990
Accrued expenses and other current liabilities	16,079	13,136
Lease liabilities, current	966	—
Deferred revenue ($150 and $0 from related party, respectively)	9,937	8,703
Total current liabilities	28,128	25,829
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($0 and $100 from related party)	15,954	22,032
Deferred rent and lease incentive liability	—	2,097
MSKCC success payments liability	1,651	4,080
Lease liabilities, non-current	26,780	—
Other liabilities	—	17
Deferred tax liabilities	381	476
Total liabilities	72,894	54,531
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized at December 31, 2022 and 2021, respectively; no shares issued and outstanding as of December 31, 2022 and 2021, respectively.	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at December 31, 2022 and 2021, respectively; 61,029,184 and 60,263,158 shares issued and outstanding at December 31, 2022 and 2021, respectively	6	6
Additional paid-in-capital	499,598	485,748
Accumulated other comprehensive loss	(1,518)	(135)
Accumulated deficit	(197,215)	(97,794)
Total stockholders’ equity	300,871	387,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$373,765	$442,356
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Licensing and collaboration revenue	$13,851	$9,598
Operating expenses:
Research and development	82,230	52,255
General and administrative	38,020	24,322
Total operating expenses	120,250	76,577
Loss from operations	(106,399)	(66,979)
Other income (expense):
Change in fair value of equity securities	(133)	—
Change in fair value of the MSKCC success payments liability	2,429	(1,426)
Gain on extinguishment of PPP Loan	—	1,584
Other income, net	4,752	219
Total other income	7,048	377
Net loss before provision for income taxes	(99,351)	(66,602)
Provision for income taxes	70	321
Net loss	(99,421)	(66,923)
Other comprehensive loss:
Net unrealized loss on available-for-sale marketable securities	(1,383)	(135)
Net comprehensive loss	$(100,804)	$(67,058)
Net loss per share, basic and diluted	$(1.64)	$(2.11)
Weighted-average common shares outstanding, basic and diluted	60,801,133	31,663,243
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCE—December 31, 2020	7,766,582	$41,323	9,710,829	$1	$7,433	$—	$(30,871)	$(23,437)
Issuance of Series C convertible preferred stock, net of issuance costs of $6.2 million	6,663,940	108,827	—	—	—	—	—	—
Repayment of loan issued by stockholder	—	—	—	—	1,150	—	—	1,150
Conversion of convertible preferred stock into common stock	(14,430,522)	(150,150)	26,234,654	3	150,147	—	—	150,150
Issuance of common stock upon initial public offering, net of issuance costs of $28.6 million	—	—	21,850,000	2	321,018	—	—	321,020
Issuance of common stock on exercise of options	—	—	2,467,675	—	2,551	—	—	2,551
Stock-based compensation expense	—	—	—	—	3,449	—	—	3,449
Other comprehensive loss	—	—	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	—	—	(66,923)	(66,923)
BALANCE—December 31, 2021	—	$—	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock under employee stock plans	—	—	69,113	—	638	—	—	638
Issuance of common stock on exercise of options	—	—	696,913	—	1,497	—	—	1,497
Stock-based compensation expense	—	—	—	—	11,715	—	—	11,715
Other comprehensive loss	—	—	—	—	—	(1,383)	—	(1,383)
Net loss	—	—	—	—	—	—	(99,421)	(99,421)
BALANCE—December 31, 2022	—	$—	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,421)	$(66,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,622	984
Loss on disposal of property and equipment	—	4
Change in fair value of equity securities	133	—
Non-cash consideration for licensing and collaboration revenue	(205)	—
Stock-based compensation expense	11,716	3,449
Change in fair value of MSKCC success payments liability	(2,429)	1,426
Acquired in-process research and development	600	1,000
Extinguishment of PPP Loan and accrued interest	—	(1,578)
Amortization of premiums on marketable securities	(797)	52
Non-cash lease expense	2,019	—
Changes in operating assets and liabilities:
Accounts receivable	951	(1,003)
Contract assets	(759)	(160)
Other receivables	3,268	(1,800)
Prepaid expenses and other current assets	(975)	(4,043)
Other assets	(564)	(316)
Accounts payable	(2,721)	1,139
Accrued expenses and other current liabilities	1,953	4,281
Deferred revenue, current and long-term	(4,844)	29,637
Deferred rent and lease incentive liability	—	1,173
Operating lease liabilities	(403)	—
Other liabilities	(15)	(162)
Deferred tax liabilities	(95)	321
Net cash used in operating activities	(90,966)	(32,519)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	252,868	—
Purchases of marketable securities	(339,063)	(173,276)
Purchases of property and equipment	(6,454)	(2,121)
Payments to acquire in-process research and development	(600)	(1,000)
Net cash used in investing activities	(93,249)	(176,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering of common stock, net of offering costs	—	321,020
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	108,827
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	2,133	2,551
Repayment of promissory note	—	1,150
Payments on capital lease	—	(119)
Net cash provided by financing activities	2,133	433,429
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(182,082)	224,513
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	240,466	15,953
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$58,384	$240,466
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$58,338	$240,420
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$58,384	$240,466

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$11

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment unpaid at period end	$1,223	$265
Extinguishment of PPP Loan and accrued interest	$—	$1,578
Right-of-use-assets obtained in exchange for new operating lease liabilities	$26,249	$—
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$150,150
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (the “Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technologies, enables superior editing precision to develop cell therapies that are armored to improve antitumor activity. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.
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
Liquidity
We have incurred net losses and negative cash flows from operations since our inception and we had an accumulated deficit of $197.2 million as of December 31, 2022. During the year ended December 31, 2022, we incurred a net loss of $99.4 million and used $91.0 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of our product candidates and on our achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $317.0 million as of December 31, 2022, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our consolidated financial statements.
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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Years Ended		As of December 31,
	December 31, 2022	December 31, 2021	2022	2021
Licensee A	16.2%	22.7%	23.8%	24.6%
Licensee B, related party	*	*	*	*
Licensee C	57.4%	41.4%	36.6%	45.1%
Total	73.6%	64.1%	60.4%	69.7%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for doubtful accounts or contract asset impairment was recorded as of December 31, 2022 or 2021.

Revenue Recognition
We determine whether agreements are within the scope of Accounting Standard Codification (“ASC”) Topic 606, Revenue from contracts with customers (“ASC 606”) or other topics at the effective date of an agreement. For agreements that are determined to be within the scope of ASC 606, revenue is recognized when a licensee, or customer, obtains control of promised goods or services (e.g., an intellectual property license). The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.
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
Customer payments are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we satisfy our performance obligations under these arrangements. Amounts payable to us are recorded as accounts receivable if invoiced or as contract assets when our right to consideration is unconditional.

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability (Note 3).
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consisted of cash, money market funds, and commercial paper securities.
Restricted Cash
We define restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. Our restricted cash consists of a letter of credit with a financial institution related to one of our workers’ compensation insurance policies. As of December 31, 2022 and 2021, we had less than $0.1 million of restricted cash, which was recorded in other assets in our consolidated balance sheets.
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
Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive loss only when such securities are sold, or if an impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we consult with our investment managers and consider available quantitative and qualitative evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded to other expense, net, in the consolidated statements of operations and comprehensive loss and a new cost basis in the short-term investment will be established. During the years ended December 31, 2022 and 2021, we did not record any impairment related to other-than-temporary declines in the fair value of our marketable securities.
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
As of December 31, 2022 and 2021, investments in equity securities, long-term, consisted primarily of our investment in the preferred stock of a private company, related party (Note 7). We concluded that our shares of the private company’s preferred stock are not in substance common stock and, since these securities do not have readily determinable fair value, we account for our investment in the private company’s preferred stock using the alternative measurement method. As of December 31, 2022 and 2021, we did not recognize any impairment loss related to this investment.

Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

Computer equipment	3 years
Furniture and office equipment	5 years
Lab equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
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
Leases
Under Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, our lease population consisted of real estate operating leases and we did not have any finance leases.
Operating leases are included in Operating lease right-of-use assets; Lease liabilities, current; and Lease liabilities, non-current in our consolidated balance sheets. Right-of-use assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon facts and circumstances. Applying different judgments to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease right-of-use assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Right-of-use assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our balance sheets.
Deferred Issuance Costs
Issuance costs, consisting of legal, accounting, audit, and filing fees relating to in-process equity financings, including our IPO, are capitalized. Deferred issuance costs are offset against offering proceeds upon the completion of an equity financing or an offering. In the event an equity financing or an offering is terminated or delayed, deferred issuance costs will be expensed immediately as a charge to general and administrative expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, we did not capitalize any issuance costs.
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
Accrued Research and Development Expenses
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
Patent Costs
We expense patent costs as incurred for filing, prosecuting, and maintaining patents and patent applications, including certain of the patents and patent applications that we license from third parties. We classify these costs as general and administrative expenses in our consolidated statements of operations and comprehensive loss. In addition, we are entitled to receive reimbursement from third parties for a portion of the filing, prosecution, and maintenance costs for certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred, and we classify such reimbursements as a reduction of general and administrative expenses. During the years ended December 31, 2022 and 2021, we incurred gross patent costs of $7.3 million and $12.3 million, respectively. During the years ended December 31, 2022 and 2021, we recorded $3.5 million and $7.1 million, respectively, of patent cost reimbursements as a credit to general and administrative expenses.
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
Other Income, net
We recognize fees earned from sources not considered to be within the normal course of business in other income within the statements of operations and comprehensive loss. During the year ended December 31, 2022, we recognized $4.6 million of interest income from our short-term and long-term marketable securities. During the year ended December 31, 2021, we recognized $0.1 million of other income mainly related to receiving corporate credit card rewards.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies and adopted are by us as of the specified effective date.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We adopted the new standard as of January 1, 2022, using the modified retrospective approach with no impact to retained earnings. Comparative periods were not adjusted and continue to be presented under the previous accounting guidance. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward the historical lease classification of contracts entered into prior to January 1, 2022.
Our adoption of the new standard impacted the consolidated balance sheets as follows (in thousands):

	January 1, 2022
	Pre-ASC 842 Balance	ASC 842 Adoption Impact	Post-ASC 842 Balance
Operating lease right-of-use assets	$—	$22,818	$22,818
Prepaid rent	$291	$(291)	$—
Accrued expenses and other current liabilities(1)	$13,136	$683	$13,819
Long-term operating lease liabilities	$—	$23,941	$23,941
Deferred rent and lease incentive liability	$2,097	$(2,097)	$—
(1) Adjustment represents the current portion of operating lease liabilities of $0.8 million and reclassification of the current portion of the lease incentive liability of $0.1 million to reduce the operating lease right-of-use assets.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates.
We expect to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company. We have early adopted certain accounting standards because the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is allowed by the accounting standard.
We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the year ended December 31, 2022 and 2021. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market fund investments (included in cash and cash equivalents)	$27,693	$27,693	$—	$—
Commercial paper ($26,669 included in cash and cash equivalents)	96,899	—	96,899	—
Corporate debt securities	36,819	—	36,819	—
U.S. Treasury bills	91,966	91,966	—	—
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,659	—	63,659	—
Total fair value of assets	$317,036	$119,659	$197,377	$—

Liabilities:
MSKCC success payments liability	$1,651	$—	$—	$1,651
Total fair value of liabilities	$1,651	$—	$—	$1,651

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market fund investments (included in cash and cash equivalents)	$181,528	$181,528	$—	$—
Commercial paper ($58,892 included in cash and cash equivalents)	141,676	—	141,676	—
Corporate debt securities	38,649	—	38,649	—
U.S. Treasury bills	26,590	26,590	—	—
U.S. government agency bonds	25,065	—	25,065	—
Total fair value of assets	$413,508	$208,118	$205,390	$—

Liabilities:
MSKCC success payments liability	$4,080	$—	$—	$4,080
Total fair value of liabilities	$4,080	$—	$—	$4,080
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of December 31, 2022 and 2021 are presented in the following table (in thousands):

	As of December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market investments (included in cash equivalents)	$27,693	$—	$—	$27,693
Commercial paper ($26,669 included in cash equivalents)	97,024	6	(131)	96,899
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,926	25	(292)	63,659
Corporate debt securities	37,002	—	(183)	36,819
U.S. Treasury bills	92,910	1	(945)	91,966
Total cash equivalents and marketable securities	$318,555	$32	$(1,551)	$317,036

Classified as:
Cash equivalents				$58,338
Marketable securities, short-term				189,325
Marketable securities, long-term				69,373
Total cash equivalents and marketable securities				$317,036

	As of December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market investments (included in cash equivalents)	$181,528	$—	$—	$181,528
Commercial paper ($58,892 included in cash equivalents)	141,726	1	(51)	141,676
U.S. government agency bonds	25,102	—	(37)	25,065
Corporate debt securities	38,661	4	(16)	38,649
U.S. Treasury bills	26,626	1	(37)	26,590
Total cash equivalents and marketable securities	$413,643	$6	$(141)	$413,508

Classified as:
Cash equivalents				$240,420
Marketable securities, short-term				135,412
Marketable securities, long-term				37,676
Total cash equivalents and marketable securities				$413,508
As of December 31, 2022, our available-for-sale marketable securities had been in a continuous unrealized loss position, each for less than 12 months. As of December 31, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale marketable securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For each security with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial, and therefore no other than temporary impairment loss has been recorded. During the years ended December 31, 2022 and 2021, we did not recognize any impairment losses on our investments.
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2020	$2,654
Change in fair value	1,426
Balance at December 31, 2021	$4,080
Change in fair value	(2,429)
Balance at December 31, 2022	$1,651
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income until the success payments liability is paid or expires (Note 4). We recorded $2.4 million and $1.4 million change in fair value of the MSKCC success payments liability as a gain and loss, respectively, in other income (expense) in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 and 2021, respectively.

The table below summarizes key assumptions used in the valuation of MSKCC success payments liability:

	As of December 31, 2022	As of December 31, 2021
Fair value of common stock	$6.28	$15.09
Risk-free interest rate	3.88%	1.52%
Expected volatility	79%	75%
Probability of achieving multiple of Initial Share Price	3.0% to 10.6%	7.0% to 20.9%
Expected term (years)	4.6 to 6.0	4.2 to 5.5
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
4. Significant Agreements
The Regents of the University of California and the University of Vienna
We entered into an Exclusive License Agreement, dated April 16, 2013 (as amended, the “UC/Vienna Agreement”) with The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”) (together, “UC/Vienna”) wherein UC/Vienna granted us an exclusive worldwide license, with the right to sublicense, in all fields to the foundational CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (the “CVC IP”). Dr. Charpentier has not granted us any rights, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application within the CVC IP; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without patent term adjustment (“PTA”) or patent term extension (“PTE”), the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to the time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We may owe UC/Vienna up to $3.4 million in certain regulatory and clinical milestone payments in the field of human therapeutics and diagnostics for products that are covered by the CVC IP and developed by us, an affiliate, or a sublicensee. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue, including cash and equity, we receive from sublicensing the CVC IP, subject to certain exceptions. If we include intellectual property owned or controlled by us in a sublicense to the CVC IP, we pay UC/Vienna a low double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in a sublicense to the CVC IP, we pay UC/Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 25 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP.
For the years ended December 31, 2022 and 2021, we incurred $1.1 million and $1.5 million, respectively, for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our consolidated statements of operations and comprehensive loss.
For the years ended December 31, 2022 and 2021, we reimbursed UC $5.4 million and $10.5 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (“IMA”) relating to the CVC IP. Under the IMA, CRISPR Therapeutics AG (“CRISPR”) reimburses us 50% of the amounts we reimburse UC for patent prosecution and maintenance costs of the CVC IP. For the years ended December 31, 2022 and 2021, CRISPR reimbursed us $2.7 million and $5.2 million, respectively, which we recorded as reductions of general and administrative expenses in our consolidated statements of operations and comprehensive loss.
Memorial Sloan Kettering Cancer Center
On November 13, 2020, we entered into an Exclusive License Agreement with MSKCC (the “MSKCC Agreement”), under which we exclusively licensed know-how, biological materials, and patent families relating to fully-human single-chain variable fragments targeting C-type lectin-like molecule-1 (“CLL-1”; also known as CD371) for use in T cells, NK cells, and genome-edited induced pluripotent stem cells (“iPSCs”) for allogeneic CLL-1-targeted cell therapies (currently used in our CB-012 product candidate). We paid MSKCC an upfront payment of $0.5 million in cash and $2.1 million in stock. For each licensed CLL-1 product, we may owe potential clinical, regulatory, and commercial milestone payments totaling $112.0 million. In addition, in the event we, our affiliates, or sublicensees, receive regulatory approval for a licensed CLL-1 product, we will owe low- to mid-single-digit percent royalties on net sales by us, our affiliates, and our sublicensees. Our license from MSKCC includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The percentage owed decreases as our licensed CLL-1 product candidate moves through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if our licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for paying a percentage of licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet by specified dates, which may be extended upon payment of additional fees.
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
The following table summarizes the amounts of the MSKCC success payments:

Multiple of Initial Share Price giving rise to a success payment	5	x	10	x	15	x
MSKCC success payments (in millions)	$10.0		$10.0		$15.0
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
As of December 31, 2022 and 2021, the estimated fair value of the total success payments obligation to MSKCC was $1.7 million and $4.1 million, respectively, which was included in long-term liabilities in our consolidated balance sheets. For the year ended December 31, 2022, we recognized $2.4 million of change in fair value of the MSKCC success payments liability, which was recorded in other income (expense) in our consolidated statements of operations and comprehensive loss.

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
During each of the years ended December 31, 2022 and 2021, we recognized less than $0.1 million of expenses in reimbursable patent prosecution and maintenance costs, which were recorded as general and administrative expenses in our consolidated statements of operations and comprehensive loss. During each of the years ended December 31, 2022 and 2021, Intellia reimbursed us $0.8 million and $1.9 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our consolidated statements of operations and comprehensive loss. The term of the Intellia License Agreement continues for the life of the licensed patents and patent applications; provided, however, either party may terminate the agreement upon the occurrence of certain events.
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
Pioneer Hi-Bred International, Inc. (now Corteva Agriscience)
On July 13, 2015, we and Pioneer Hi-Bred International, Inc. (“Pioneer”) (now Corteva Agriscience), then a DuPont company (“DuPont”), entered into an Amended and Restated Collaboration and License Agreement (as amended, the “Pioneer Agreement”). Under the terms of the Pioneer Agreement, we and Pioneer cross licensed CRISPR intellectual property portfolios. Pioneer granted us an exclusive worldwide license, with the right to sublicense, to its CRISPR intellectual property in the field of research tools, as well as a non-exclusive worldwide license to such intellectual property in human and animal therapeutics, industrial biotechnology, certain agriculture segments, and other fields; and we granted Pioneer an exclusive worldwide license, with the right to sublicense, to our CRISPR intellectual property, including the CVC IP, in a defined field of agriculture relating to specified row crops, as well as a non-exclusive worldwide license to the intellectual property in other agricultural applications, industrial biotechnology, nutrition and health, and other fields. The Pioneer Agreement continues until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed intellectual property; provided, however, that the parties may terminate the Pioneer Agreement by mutual consent or either party may unilaterally terminate the Pioneer Agreement in the event of an uncured breach of a payment obligation, bankruptcy, or failure to maintain or own licensed intellectual property by the other party if the non-breaching party is materially adversely affected by the failure. We are obligated to pay low-single-digit percent royalties to Pioneer for the sales of our products in the research tools field as well as certain sublicensing revenues in that field. We are eligible to receive milestone payments from Pioneer if certain regulatory and commercial milestones are met related to specified row crops, for a total of up to $22.4 million, as well as to receive low-single-digit percent royalties for sales of defined agricultural products and certain sublicensing revenues in that field. In March 2021, we received a milestone payment of $0.3 million from Pioneer. Initially, Pioneer owned the patents and patent applications developed under the collaboration, including the chRDNA patent family, and granted us an exclusive license to these patents and patent applications in the fields of research tools and therapeutics.
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
During the year ended December 31, 2022 and 2021, we incurred less than $0.1 million and $0.8 million, respectively, for payments we owe to Pioneer related to licensing revenues, which we recorded as a research and development expense in our consolidated statements of operations and comprehensive loss.
AbbVie Manufacturing Management Unlimited Company
On February 9, 2021, we entered into a Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). Pursuant to the AbbVie Agreement, AbbVie selects one target or, for a dual CAR-T cell product, two targets (each selection, a “Program Slot”) to develop collaboration CAR-T cell products (and corresponding licensed products). For each of AbbVie’s two Program Slots (or up to four Program Slots, if AbbVie elects to expand the number as set forth below), we are collaborating to develop one or more collaboration allogeneic CAR-T cell products directed toward the single cancer target or target combination chosen by AbbVie as described in an applicable research plan, utilizing our Cas12a chRDNA genome-editing and cell therapy technologies. We granted AbbVie an exclusive (even as to us), royalty-bearing, worldwide license, with the right to grant sublicenses, under our Cas12a chRDNA and cell therapy intellectual property, as well as certain genome-editing technology that we may gain rights to in the future and intellectual property that may be developed under the collaboration, solely for AbbVie to develop, commercialize, manufacture, and otherwise exploit the collaboration CAR-T cell products in the field of human diagnostics, prophylactics, and therapeutics. Under the terms of the AbbVie Agreement, we conduct certain preclinical research, development, and manufacturing activities under the collaboration, including certain activities for the manufacture and supply of licensed product for AbbVie’s phase 1 clinical trials. AbbVie reimburses us for all such activities, including reimbursement for time spent by employees at a designated FTE rate. The duration of the collaboration is not fixed. Under the terms of the AbbVie Agreement, AbbVie has selected its initial Program Slot and has reserved two additional targets, which AbbVie may choose to be used or substituted into the two Program Slots or used for the third or fourth Program Slots if AbbVie expands the number of Program Slots during the collaboration.
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
The transaction price we received under the AbbVie Agreement associated with the first two Program Slots consisted of a $30.0 million upfront cash payment and the estimated variable consideration related to our performance of preclinical, development, and manufacturing activities under the collaboration and the developmental and regulatory milestone payments. We constrain the estimated variable consideration if we assess that it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. We constrained all developmental and regulatory milestone payments as of December 31, 2022. The transaction price is reevaluated at the end of each reporting period and as changes in circumstances occur. We determined that the licenses we granted to AbbVie and our participation in the joint governance committee are not capable of being distinct from the preclinical research, development, and manufacturing activities and therefore are combined into one performance obligation. We recognize revenue based on the measure of progress using an estimated cost-based input method each reporting period.
We received an upfront cash payment of $30.0 million from AbbVie during the year ended December 31, 2021. We recognized short-term deferred revenue in the amount of $9.4 million and long-term deferred revenue in the amount of $13.3 million related to these payments in our consolidated balance sheets as of December 31, 2022. We recognized short-term deferred revenue in the amount of $8.3 million and long-term deferred revenue in the amount of $19.1 million related to this upfront cash payment in our consolidated balance sheets as of December 31, 2021.
We recognized $8.0 million and $4.0 million in revenue for the year ended December 31, 2022 and 2021, respectively, relating to the AbbVie Agreement. As of December 31, 2022 we had no amounts recorded in accounts receivable and as of December 31, 2021 we recorded $1.0 million in accounts receivable in our consolidated balance sheets. As of December 31, 2022 and 2021 we had $0.9 million and $0.2 million, respectively, in contract assets in our consolidated balance sheets.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following is a summary of revenue by geographic location for the years ended December 31, 2022 and 2021, (in thousands):

	Years Ended December 31,
	2022	2021
United States	$13,303	$8,913
Rest of world	548	685
Total	$13,851	$9,598
During the year ended December 31, 2022, we recognized $5.9 million of revenue related to performance obligations satisfied at a point in time, and we recognized $8.0 million of revenue related to performance obligations satisfied over time.
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
Contract assets are rights to consideration in exchange for a license that we have granted to a licensee when the right is conditional on something other than the passage of time. Our contract asset balances represent research costs related to the AbbVie Agreements, as well as royalties and milestone payments from our other license agreements that are unbilled as of the end of a reporting period.
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
The following table presents changes in our contract assets and liabilities during the year ended December 31, 2022 (in thousands):

	Balance as of December 31, 2021	Additions	Deductions	Balance as of December 31, 2022
Accounts receivable	$1,153	$8,054	$(9,005)	$202

Contract assets:
Unbilled accounts receivable	$1,488	$7,733	$(6,974)	$2,247

Contract liabilities:
Deferred revenue, current and long-term	$30,735	$4,432	$(9,276)	$25,891
Unbilled accounts receivable increased during the year ended December 31, 2022, primarily due to the increase in unbilled research costs.
Deferred revenue decreased during the year ended December 31, 2022, primarily due to a higher amount of revenue recognized compared to the amount of additional billings during the year ended December 31, 2022.
During the years ended December 31, 2022 and 2021, we recognized $5.0 million and $0.1 million of revenue, respectively, which were included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of December 31, 2022 and 2021 were approximately $40.4 million and $46.0 million, respectively. We expect to recognize approximately $9.9 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Patent cost reimbursements	$1,638	$4,702
Accrued interest on marketable securities	570	226
Other	7	555
Total	$2,215	$5,483

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid contract manufacturing and clinical costs	$4,803	$1,486
Prepaid income taxes	431	2,714
Prepaid insurance	1,568	1,897
Prepaid rent	—	468
Other	1,119	671
Total	$7,921	$7,236
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Lab equipment	$12,588	$6,848
Leasehold improvements	1,876	1,701
Computer equipment	709	273
Furniture and office equipment	161	133
Construction in progress	993	9
Total property and equipment	16,327	8,964
Less accumulated depreciation and amortization	(5,649)	(4,077)
Property and equipment, net	$10,678	$4,887
Depreciation and amortization expenses related to property and equipment were $1.6 million and $1.0 million, for the years ended December 31, 2022, and 2021, respectively.
Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022	December 31, 2021
Accrued employee compensation and related expenses	5,752	4,225
Accrued research and development expenses	6,731	4,065
Accrued patent expenses	1,331	3,213
Accrued expenses related to sublicensing revenues	596	586
Credit card liability	299	259
Other	1,212	788
Total	$15,921	$13,136
7. Related Party Transactions
Private Company, Related Party
On May 15, 2020, we entered into an Exclusive License Agreement, as amended, with a private company, related party (as amended, the “Private Company License Agreement”), under which we granted the private company an exclusive worldwide license to certain CRISPR intellectual property rights and know-how in a defined field. As consideration for the exclusive license, the private company issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in the private company and entitles us to hold one of the four private company’s board of director seats and to jointly vote with another stockholder on a second board of director seat. As of December 31, 2022, we have appointed one of the four directors of the private company. We concluded that the private company is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As the private company’s convertible preferred stock is not in substance common stock, we record this investment using the measurement alternative in accordance with ASC 321, Investments - Equity Securities. Under the measurement alternative, our investment in the private company’s convertible preferred stock was initially recorded at its estimated fair value, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the private company. As of each of December 31, 2022 and 2021, the carrying value of the investment was $7.5 million. There have been no changes to the carrying value of the investment during the years ended December 31, 2022 and 2021. We did not recognize any revenue in connection with the Private Company License Agreement for each of the years ended December 31, 2022 and 2021.
Loan to our President and Chief Executive Officer
In November 2018, our president and chief executive officer entered into a promissory note (the “Note”) with us for $1.1 million, at an interest rate of 3.04%, secured by 409,795 shares of our common stock owned by our president and chief executive officer and was determined to be non-recourse for accounting purposes. In June 2021, the Note was repaid by our president and chief executive officer and recognized as an increase in additional paid in capital of $1.2 million.
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
9. Leases
Operating Lease Obligations
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
In January 2022, we entered into a ten-and-a-half-year lease agreement for approximately 10,000 square feet of office and laboratory space in Berkeley, California, near our current corporate headquarters. In connection with signing this lease, we paid a deposit in the amount of $0.4 million to the lessor. This lease agreement contains an escalation clause for increased base rent over the term and a renewal option for an additional term of five years. In addition to base rent, we pay our share of operating expenses and taxes. To complete certain leasehold improvements, the lessor has agreed to provide us a tenant improvement allowance of $1.8 million. The leasehold improvements constructed are presented under property and equipment on our consolidated balance sheets and are depreciated on a straight-line basis over the remaining lease term.
The components of lease costs, which are included in our statements of operations and comprehensive loss, are as follows (in thousands):

Year Ended December 31, 2022
Operating lease cost(1)	$7,337
Short-term lease cost	83
Total lease cost	$7,420

(1) Includes $2.2 million of variable lease cost related to operating expenses and taxes for the year ended December 31, 2022.
Supplemental information related to our leases is as follows (in thousands):

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,468
As of December 31, 2022, the weighted-average remaining lease term was 8.3 years for our corporate office and laboratory leases, and the weighted-average discount rate was 11.3%.
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2022:

Year ending December 31:	(in thousands)
2023(1)	$3,333
2024(2)	3,883
2025	4,475
2026	5,720
2027	5,922
Thereafter	22,116
Total future undiscounted lease payments	45,449
Less imputed interest	(17,703)
Total discounted lease payments	27,746
Less current portion of lease liability	(966)
Noncurrent portion of lease liability	$26,780
(1) Reflects an offset of $1.1 million related to incentives expected to be received in 2023.
(2) Reflects an offset of $0.6 million related to incentives expected to be received in 2024.
10. Commitments and Contingencies
Research and Development Agreements
We enter into various agreements in the ordinary course of business, such as those with suppliers, CROs, CMOs, and clinical trial sites. These agreements provide for termination at the request of either party, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our consolidated financial condition, results of operations, or cash flows.
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of each of December 31, 2022 and 2021, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.

On February 10, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors (Greenhalgh v. Caribou Biosciences, Inc., et al., Case Number 3:23-cv-00609-VC). The complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks an unspecified amount of damages on behalf of a putative class of purchasers of our company’s securities during the class period of July 23, 2021, through December 9, 2022, as well as interest and reasonable fees and costs. We believe that this lawsuit is without merit.
11. Convertible Preferred Stock
There were no shares of convertible preferred stock authorized or outstanding as of December 31, 2022 and 2021.
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
12. Common Stock
Common stock reserved for future issuance, on an as-converted basis, consists of the following:

	As of December 31, 2022	As of December 31, 2021
Stock options, issued and outstanding	6,733,074	6,757,591
Stock options, authorized for future issuance	5,833,979	3,749,339
Stock available under the Employee Stock Purchase Plan	1,044,518	511,000
Restricted stock units	256,146	—
Total common stock reserved for future issuance	13,867,717	11,017,930
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
At-the-market Equity Offering Program
On August 9, 2022, we also entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) equity offering program, pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of December 31, 2022, there have been no sales under the ATM equity offering program and the full capacity remained available for issuance.
13. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) that became effective on July 22, 2021. We reserved 5,200,000 shares of common stock for issuance under the 2021 Plan. In addition, 934,562 shares available for issuance under the 2013 Equity Incentive Plan, adopted in 2013 and amended and restated in 2019, were transferred into the 2021 Plan. In addition, any shares subject to awards under the 2013 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, will be added to the 2021 Plan. The 2021 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (b) such smaller number of shares of stock as determined by our Board. No more than 56,000,000 shares of stock may be issued upon the exercise of incentive stock options under the 2021 Plan. Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of our common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under the 2021 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. As of December 31, 2022, we had 5,833,979 shares available for issuance under the 2021 Plan.
The following table summarizes stock option activity under our equity incentive plans during the year ended December 31, 2022:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)

Outstanding at December 31, 2020	4,520,551	$1.64	5.3	$6,929
Options granted	4,860,623	$10.99	9.6
Options exercised	(2,467,675)	$1.04
Options cancelled or forfeited	(155,908)	$2.39
Outstanding at December 31, 2021	6,757,591	$8.57	8.7	$50,085
Options granted	1,409,475	$8.81
Options exercised	(696,913)	$2.15
Options cancelled or forfeited	(737,079)	$11.00
Outstanding at December 31, 2022	6,733,074	$9.01	8.2	$8,203
Exercisable at December 31, 2022	2,621,576	$7.14	7.3	$5,256
Vested and expected to vest at December 31, 2022	6,733,074	$9.01	8.7	$8,203
(1) The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the year ended December 31, 2022, we granted 1,409,475 stock options to employees and non-employees with a weighted-average grant date fair value of $5.82.
During the year ended December 31, 2021, we granted 4,860,623 stock options to employees and non-employees with a weighted-average grant date fair value of $7.39.

We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Volatility	71.7% to 74.2%	71.5% to 76.5%
Expected term (in years)	5.5 to 6.0	5.5 to 7.0
Risk-free interest rate	1.7% to 4.4%	0.9% to 1.6%
Expected dividend yield	0.0%	0.0%
As of December 31, 2022, there was $26.5 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
During the year ended December 31, 2022, we granted 200,058 restricted stock units (“RSUs”) and 59,781 performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of December 31, 2022 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2022	—	$—
Granted	259,839	10.07
Forfeited	(3,693)	9.90
Unvested, December 31, 2022	256,146	$10.07
The PSUs were granted to our executive officers and will vest if and when a certain milestone is reached within a specific time period, contingent upon the executive officer remaining an employee at that time. As of December 31, 2022, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested RSUs was $1.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. As of December 31, 2022, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). We reserved 511,000 shares of our common stock for employee purchases under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (b) such smaller number of shares of stock as determined by our Board; provided that the maximum number of shares that may be issued under the ESPP is 10,000,000 shares. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period. The first offering period commenced on August 16, 2021 and ended on February 15, 2022. We have issued 69,113 shares of common stock under the ESPP as of December 31, 2022. We recorded $0.3 million in accrued liabilities related to contributions withheld as of December 31, 2022.

Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee and non-employee equity-based award grants in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$4,345	$1,358
General and administrative	7,371	2,091
Total	$11,716	$3,449
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2022	2021
Stock options	$10,982	$3,323
ESPP	310	126
RSUs	424	—
Total	$11,716	$3,449
Stock-based compensation expense related to employees was $11.6 million and $3.4 million, for the years ended December 31, 2022 and 2021, respectively. Stock-based compensation expense related to non-employees was $0.1 million for the year ended December 31, 2022 and less than $0.1 million for the year ended December 31, 2021.
14. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Tax Code. Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the years ended December 31, 2022 and 2021, we contributed $0.7 million and $0.4 million, respectively, to our 401(k) plan.
15. Income Taxes
We reported pre-tax book losses in the United States of $99.4 million and $66.6 million, for the years ended December 31, 2022 and 2021, respectively.
A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

Years	2022	2021
Federal income tax (benefit) at statutory rate	(21%)	(21%)
State taxes, net of federal benefit	(8%)	(9%)
Change in valuation allowance, federal	23%	26%
Change in valuation allowance, state	8%	9%
Stock-based compensation	—%	(1%)
R&D tax credits, net of reserves	(3%)	(4%)
Other	1%	—%
Effective income tax rate	—%	—%

For the years ended December 31, 2022 and 2021, our tax provision for (benefit from) income taxes consisted of the following (in thousands):

Years	2022	2021
Current income taxes
Federal	$163	$—
State	2	1
Total current income tax expense	165	1

Deferred income taxes:
Federal	—	317
State	(95)	3
Total deferred income tax (benefit) expense	(95)	320
Total income tax expense	$70	$321
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets:
NOL and tax attributes	$37,120	$32,878
Accrued expenses and reserve	1,539	1,055
Deferred revenue and expenses	7,493	872
State income taxes	7	7
Capitalized license and patent costs	1,311	1,980
Capitalized research and development cost	18,462	—
Lease liabilities	8,058	—
Stock-based compensation	2,921	576
Total deferred tax assets	76,911	37,368
Valuation allowance	(66,408)	(34,521)
Net deferred tax assets	10,503	2,847
Deferred tax liabilities:
Investments in equity securities	(1,713)	(2,077)
Lease right of use assets	(7,037)	—
Fixed assets	(2,134)	(1,246)
Total deferred tax liabilities	(10,884)	(3,323)
Net deferred tax assets (liabilities)	$(381)	$(476)
We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2021, a valuation allowance of $34.5 million was recorded against our deferred tax assets. As of December 31, 2022, our deferred tax assets were primarily the result of historical federal and state net operating loss (“NOL”) and tax credits, deferred revenue and expenses, capitalized research costs and the net of lease right of use assets and liabilities. As of December 31, 2022, a valuation allowance of $66.4 million was recorded against our deferred tax assets.

As of December 31, 2022, we had federal NOL carryforwards of $74.8 million, which do not expire. As of December 31, 2022, we had state NOL carryforwards of $125.5 million, which may be available to offset future state income, and which expire at various years beginning with 2037.
As of December 31, 2022, we generated federal research and development tax credit carryforwards of $8.8 million, which will begin to expire in 2037. As of December 31, 2022, we had state credit carryforwards of $4.9 million available to reduce future tax liabilities, which do not expire.
Beginning January 1, 2022, the Tax Cuts and Jobs Act enacted in 2017 eliminates the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize and amortize pursuant to IRC Section 174. As a result, we recognized an increase in our deferred tax assets due to the capitalization of $84.9 million, net of current year amortization. Given such amount was offset by our valuation allowance, there were no material impacts to the financial statements outside of the deferred tax table.
Under Section 382 of the Tax Code, the ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws. As a result of our analysis, we believe that there have been three ownership changes under Section 382; however, none of our tax attributes are expected to have permanent limitations. We may experience ownership changes as a result of future financing or other changes in the stock ownership.
The following table summarizes the activity related to our unrecognized tax benefits for the two years ended December 31, 2022 (in thousands):

Unrecognized tax benefits—December 31, 2020	$1,353
Increases related to current year tax positions	869
Increases related to prior year tax positions	7
Decreases related to prior year tax positions	(27)
Unrecognized tax benefits—December 31, 2021	2,202
Increases related to current year tax positions	847
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(250)
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2022	$2,799
As of December 31, 2022, no amount of unrecognized tax benefits, if recognized, would affect the effective tax rate. We do not expect a significant change to our unrecognized tax benefits over the next 12 months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations and comprehensive loss.
We file our federal and state income tax returns with varying statutes of limitations. Our tax years from 2012 through 2022 will remain open to examination due to the carryover of the unused NOLs and tax credits. There are no ongoing examinations by taxing authorities at this time.
During August 2022, the CHIPS and Science Act (“CHIPS Act”) and Inflation Reduction Act (“IRA”) were enacted, neither of which are expected to have a material impact to our financial statements. Also, effective as of January 1, 2022, the California net operating loss deduction and temporary limit on business credits have been reinstated in accordance with Senate bill 113.

The American Rescue Plan Act (“ARA”) was signed into law on March 11, 2021. We do not expect the ARA to have a material impact on our financial statements but given potential changes to IRC Section 162(m) will take place in 2027, we will continue to monitor and assess.
The following table shows the change in deferred tax valuation for the periods indicated:

	2022	2021
Beginning balance, January 1	34,521	10,702
Change charged to expense	31,887	23,819
Ending balance, December 31	66,408	34,521
16. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(99,421)	$(66,923)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	60,801,133	31,663,243
Net loss per share, basic and diluted	$(1.64)	$(2.11)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were, as of December 31, 2022, and 2021 as follows:

	As of December 31, 2022	As of December 31, 2021
Stock options outstanding	6,733,074	6,757,591
RSUs and PSUs issued and outstanding	256,146	—
Shares committed under ESPP	49,109	18,804
	7,038,329	6,776,395
17. Subsequent Events
We did not have any subsequent events as of the filing date of this Annual Report on Form 10-K, except as disclosed in Note 10.