Form 10-Q
period 2023-03-31
Caribou Biosciences, Inc.
filed 2023-05-09
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 61,363,713 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,744	$58,338
Marketable securities, short-term	175,794	189,325
Accounts receivable	1,533	202
Contract assets	1,639	2,247
Other receivables	1,670	2,215
Prepaid expenses and other current assets	6,110	7,921
Total current assets	239,490	260,248
NON-CURRENT ASSETS
Investments in equity securities	7,683	7,698
Marketable securities, long-term	62,452	69,373
Property and equipment, net	12,646	10,678
Operating lease, right of use assets	23,715	24,230
Other assets	1,476	1,538
TOTAL ASSETS	$347,462	$373,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,651	$1,146
Accrued expenses and other current liabilities	12,544	16,079
Lease liabilities, current	1,022	966
Deferred revenue ($150 and $150 from related party, respectively)	10,883	9,937
Total current liabilities	27,100	28,128
LONG-TERM LIABILITIES
Deferred revenue, net of current portion	13,911	15,954
MSKCC success payments liability	1,396	1,651
Lease liabilities, non-current	26,401	26,780
Deferred tax liabilities	382	381
Total liabilities	69,190	72,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 61,323,523 and 61,029,184 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in-capital	504,255	499,598
Accumulated other comprehensive loss	(730)	(1,518)
Accumulated deficit	(225,259)	(197,215)
Total stockholders’ equity	278,272	300,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,462	$373,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Licensing and collaboration revenue	$3,502	$2,664
Operating expenses:
Research and development	25,709	13,924
General and administrative	8,909	9,593
Total operating expenses	34,618	23,517
Loss from operations	(31,116)	(20,853)
Other income (expense):
Change in fair value of equity securities	(15)	(88)
Change in fair value of the MSKCC success payments liability	255	1,596
Other income, net	2,832	257
Total other income	3,072	1,765
Net loss	(28,044)	(19,088)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	788	(954)
Net comprehensive loss	$(27,256)	$(20,042)
Net loss per share, basic and diluted	$(0.46)	$(0.32)
Weighted-average common shares outstanding, basic and diluted	61,186,514	60,546,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuance of common stock under employee stock plans	70,271	—	404	—	—	404
Issuance of common stock on exercise of options	55,433	—	115	—	—	115
Issuance of common stock in connection with at-the-market offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	3,131	—	—	3,131
Net loss	—	—	—	—	(28,044)	(28,044)
Other comprehensive income	—	—	—	788	—	788
BALANCE—March 31, 2023	61,323,523	$6	$504,255	$(730)	$(225,259)	$278,272

BALANCE—December 31, 2021	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock under employee stock plans	36,596	—	361	—	—	361
Issuance of common stock on exercise of options	389,855	—	629	—	—	629
Stock-based compensation expense	—	—	3,024	—	—	3,024
Net loss	—	—	—	—	(19,088)	(19,088)
Other comprehensive loss	—	—	—	(954)	—	(954)
BALANCE—March 31, 2022	60,689,609	$6	$489,762	$(1,089)	$(116,882)	$371,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,044)	$(19,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	308
Gain on disposal of fixed assets	(34)	—
Non-cash consideration for licensing and collaboration revenue	—	(128)
Change in fair value of equity securities	15	88
Stock-based compensation expense	3,131	3,024
Change in fair value of MSKCC success payments liability	(255)	(1,596)
Amortization of investment premiums	(1,494)	327
Non-cash lease expense	515	500
Changes in operating assets and liabilities:
Accounts receivable	(1,331)	779
Contract assets	607	(6)
Other receivables	545	1,313
Prepaid expenses and other current assets	1,811	(1,296)
Other assets	62	(487)
Accounts payable	1,502	(1,915)
Accrued expenses and other current liabilities	(4,138)	(2,831)
Deferred revenue, current and long-term	(1,097)	(572)
Operating lease liabilities	(323)	(85)
Other liabilities	—	(8)
Net cash used in operating activities	(27,939)	(21,673)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	98,665	39,300
Purchases of marketable securities	(75,931)	(110,684)
Purchases of property and equipment	(2,031)	(723)
Net cash provided by (used in) investing activities	20,703	(72,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	519	990
Proceeds from issuance of common stock related to at-the-market offering, net of offering expenses	1,123	—
Net cash provided by financing activities	1,642	990
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,594)	(92,790)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	58,384	240,466
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$52,790	$147,676
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$52,744	$147,630
Restricted cash	46	46
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$52,790	$147,676

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,714	$981
Offering costs included in accrued expenses	$116	$—
Right-of-use-assets obtained in exchange for new operating lease liabilities	$—	$26,249
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
Liquidity
We have incurred net losses and negative cash flows from operations since our inception and we had an accumulated deficit of $225.3 million as of March 31, 2023. During the three months ended March 31, 2023, we incurred a net loss of $28.0 million and used $27.9 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of our product candidates and on our achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $291.0 million as of March 31, 2023, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K (“Form 10-K”).
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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		As of March 31, 2023	As of December 31, 2022
	March 31, 2023	March 31, 2022
Licensee A	17.6%	23.1%	17.4%	*
Licensee B	22.0%	19.6%	24.4%	23.8%
Licensee C	45.9%	35.0%	45.7%	36.6%
Total	85.5%	77.7%	87.5%	60.4%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of March 31, 2023 or December 31, 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and interim reporting periods within fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. We adopted ASU 2016-13 on January 1, 2023. The impact on our financial statements and related disclosures was not material.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the three months ended March 31, 2023. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($18,946 included in cash and cash equivalents)	$139,072	$139,072	$—	$—
U.S. government agency bonds	57,330	—	57,330	—
Commercial paper ($1,811 included in cash and cash equivalents)	43,886	—	43,886	—
Money market fund investments (included in cash and cash equivalents)	31,987	31,987	—	—
Corporate debt securities	18,715	—	18,715	—
Total fair value of assets	$290,990	$171,059	$119,931	$—
Liabilities:
MSKCC success payments liability	$1,396	$—	$—	$1,396
Total fair value of liabilities	$1,396	$—	$—	$1,396

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Commercial paper ($26,669 included in cash and cash equivalents)	$96,899	$—	$96,899	$—
U.S. Treasury bills	91,966	91,966	—	—
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,659	—	63,659	—
Corporate debt securities	36,819	—	36,819	—
Money market fund investments (included in cash and cash equivalents)	27,693	27,693	—	—
Total fair value of assets	$317,036	$119,659	$197,377	$—
Liabilities:
MSKCC success payments liability	$1,651	$—	$—	$1,651
Total fair value of liabilities	$1,651	$—	$—	$1,651
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of March 31, 2023 and December 31, 2022 are presented in the following tables (in thousands):

	As of March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($18,946 included in cash and cash equivalents)	$139,537	$65	$(530)	$139,072
U.S. government agency bonds	57,475	53	(198)	57,330
Commercial paper ($1,811 included in cash and cash equivalents)	43,950	4	(68)	43,886
Money market investments (included in cash equivalents)	31,987	—	—	31,987
Corporate debt securities	18,772	4	(61)	18,715
Total cash equivalents and marketable securities	$291,721	$126	$(857)	$290,990

Classified as:
Cash and cash equivalents				$52,744
Marketable securities, short-term				175,794
Marketable securities, long-term				62,452
Total cash equivalents and marketable securities				$290,990

	As of December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper ($26,669 included in cash equivalents)	$97,024	$6	$(131)	$96,899
U.S. Treasury bills	92,910	1	(945)	91,966
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,926	25	(292)	63,659
Corporate debt securities	37,002	—	(183)	36,819
Money market investments (included in cash equivalents)	27,693	—	—	27,693
Total cash equivalents and marketable securities	$318,555	$32	$(1,551)	$317,036

Classified as:
Cash and cash equivalents				$58,338
Marketable securities, short-term				189,325
Marketable securities, long-term				69,373
Total cash equivalents and marketable securities				$317,036
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2022	$1,651
Change in fair value	(255)
Balance at March 31, 2023	$1,396
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires (Note 4). We recorded a $0.3 million and $1.6 million change in the fair value of the MSKCC success payments liability as a gain in other income (expense) in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.
As of December 31, 2022, we utilized a Monte Carlo simulation model that models the future movement of stock prices based on several key variables. This model requires significant estimates and assumptions in determining the estimated fair value of the MSKCC success payments liability at each balance sheet date. The assumptions used to calculate the fair value of the MSKCC success payments are subject to a significant amount of judgment including the expected volatility that was estimated using available information about the historical volatility of stocks of publicly traded companies that are similar to us, the estimated term, and the estimated number and timing of valuation measurement dates. The table below summarizes key assumptions used in the valuation of MSKCC success payments liability:

As of December 31, 2022
Fair value of common stock	$6.28
Risk-free interest rate	3.88%
Expected volatility	79%
Probability of achieving multiple of Initial Share Price	3.0% to 10.6%
Expected term (years)	4.6 to 6.0
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the estimated timing of our phase 1 clinical trial for our CB-012 product candidate utilizing the know-how, biological materials, and intellectual property licensed under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (the “MSKCC Agreement”) and the estimated timing of marketing approval for this product candidate from the U.S. Food and Drug Administration (“FDA”). In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the MSKCC success payments liability.
As of March 31, 2023 we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $5.31 per share.
4. Significant Agreements
Since December 31, 2022, there have been no material changes to the key terms of our significant agreements. For further information regarding our significant agreements, please see Note 4 to the consolidated financial statements included in our Form 10-K.
On February 9, 2021, we entered into a Collaboration and License Agreement (as amended the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). We received an upfront cash payment of $30.0 million from AbbVie during the year ended December 31, 2021. We recognized short-term deferred revenue in the amount of $10.4 million and long-term deferred revenue in the amount of $11.3 million related to this upfront cash payment in our condensed consolidated balance sheets as of March 31, 2023. We recognized short-term deferred revenue in the amount of $9.4 million and long-term deferred revenue in the amount of $13.3 million related to this upfront cash payment in our consolidated balance sheets as of December 31, 2022.
We recognized $1.6 million and $0.9 million in revenue for the three months ended March 31, 2023 and 2022, respectively, relating to the AbbVie Agreement. As of March 31, 2023, we recorded $0.9 million in accounts receivable and as of December 31, 2022, we had recorded no amounts in accounts receivable in our condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022 we had $0.6 million and $0.9 million, respectively, in contract assets in our condensed consolidated balance sheets.
We enter into agreements with third parties to in-license intellectual property and related materials and know-how. These agreements may include non-refundable, upfront payments; annual license maintenance fees; sublicensing fees; obligations to reimburse for patent prosecution and maintenance fees; success payments; regulatory clinical and commercial milestones; and royalty payments. Our obligation to make such payments is contingent upon milestones being achieved, licensed products being commercialized, and the agreements remaining in effect.
For the three months ended March 31, 2023 and 2022, we recorded $0.4 million and $0.3 million, respectively, as research and development expense in our condensed consolidated statements of operations related to our license agreements. For the three months ended March 31, 2023 and 2022, we recorded $0.8 million and $2.6 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.4 million and $1.4 million, respectively, from CRISPR Therapeutics AG and Intellia Therapeutics, Inc.
As of March 31, 2023, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $161.2 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$3,385	$2,612
Rest of world	117	52
Total	$3,502	$2,664

During the three months ended March 31, 2023, we recognized $1.9 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.6 million of revenue related to performance obligations satisfied over time.
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
Contract assets are rights to consideration in exchange for a license that we have granted to a licensee when the right is conditional on something other than the passage of time. Our contract asset balances represent research costs related to the AbbVie Agreement, as well as royalties and milestone payments from our other license agreements that are unbilled as of the end of a reporting period.
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
The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2023 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of March 31, 2023
Accounts receivable	$202	$3,003	$(1,672)	$1,533

Contract assets:
Unbilled accounts receivable	$2,247	$1,618	$(2,226)	$1,639

Contract liabilities:
Deferred revenue, current and long-term	$25,891	$1,246	$(2,343)	$24,794
Unbilled accounts receivable decreased $0.6 million during the three months ended March 31, 2023, primarily due to the decrease in unbilled research costs under the AbbVie Agreement.
Deferred revenue decreased during the three months ended March 31, 2023, primarily due to a higher amount of revenue recognized compared to the amount of additional billings during the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022, we recognized $1.1 million and $0.6 million of revenue, respectively, which were included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of March 31, 2023 was approximately $38.3 million. We expect to recognize approximately $10.9 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Patent cost reimbursements	$1,338	$1,638
Accrued interest on marketable securities	332	570
Other	—	7
Total	$1,670	$2,215
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid contract manufacturing and clinical costs	$3,538	$4,803
Prepaid insurance	907	1,568
Prepaid income taxes	431	431
Other	1,234	1,119
Total	$6,110	$7,921
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment	$13,553	$12,588
Leasehold improvements	1,933	1,876
Computer equipment	754	709
Furniture and equipment	161	161
Construction in progress	2,454	993
Total property and equipment, gross	18,855	16,327
Less: accumulated depreciation and amortization	(6,209)	(5,649)
Property and equipment, net	$12,646	$10,678
Depreciation and amortization expenses related to property and equipment were $0.6 million and $0.3 million, respectively, for the three months ended March 31, 2023 and 2022.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and related expenses	$3,220	$5,752
Accrued research and development expenses	6,183	6,731
Accrued patent expenses	828	1,331
Accrued expenses related to sublicensing revenues	656	596
Other	1,657	1,669
Total	$12,544	$16,079

7. Related Party Transactions
Private Company, Related Party
On May 15, 2020, we entered into an Exclusive License Agreement, as amended, with a private company, related party (the “Private Company License Agreement”), under which we granted the private company an exclusive worldwide license to certain CRISPR intellectual property rights and know-how in a defined field. As consideration for the exclusive license, the private company issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in the private company and entitles us to hold one of the four private company’s board of director seats and to jointly vote with another stockholder on a second board of director seat. As of March 31, 2023, we have appointed one of the four directors of the private company. We concluded that the private company is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As the private company’s convertible preferred stock is not in substance common stock, we record this investment using the measurement alternative in accordance with ASC 321, Investments–Equity Securities. Under the measurement alternative, our investment in the private company’s convertible preferred stock was initially recorded at its estimated fair value, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the private company. As of each of March 31, 2023 and December 31, 2022, the carrying value of the investment was $7.5 million. There have been no changes to the carrying value of the investment during the three months ended March 31, 2023. We did not recognize any revenue in connection with the Private Company License Agreement for the three months ended March 31, 2023 and 2022.
8. Leases
Operating Lease Obligations
As of March 31, 2023 we had operating leases for our laboratory and office space in Berkeley, California, consisting of approximately 75,000 square feet, with remaining lease terms up to 9.3 years. Certain of our laboratory and office space lease agreements include options to extend the terms for a period of five years and contain provisions for future rent increases. In addition to base rent, we pay our share of operating expenses and taxes.
The components of lease costs, which are included in our statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost(1)	$1,884	$1,799
Short-term lease cost	63	63
Total lease cost	$1,947	$1,862
(1) Includes $0.6 million and $0.5 million of variable lease cost related to operating expenses and taxes for the three months ended March 31, 2023 and 2022, respectively.
Supplemental information related to our leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,093	$871
The weighted-average remaining lease term and the weighted-average discount rate for our laboratory and office leases were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	8.1	8.3
Weighted-average discount rate	11.3%	11.3%

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of March 31, 2023 (in thousands):

Remainder of 2023(1)	$2,241
2024(2)	3,883
2025	4,474
2026	5,720
2027	5,922
Thereafter	22,115
Total undiscounted lease payments	44,355
Less: imputed interest	(16,932)
Total discounted lease payments	27,423
Less: current portion of lease liability	(1,022)
Noncurrent portion of lease liability	$26,401
(1) Reflects an offset of $1.1 million related to incentives expected to be received in 2023.
(2) Reflects an offset of $0.6 million related to incentives expected to be received in 2024.
9. Commitments and Contingencies
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2023 and December 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On February 10, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Greenhalgh v. Caribou Biosciences, Inc., et al., Case Number 3:23-cv-00609-VC (the “Greenhalgh Case”). The Greenhalgh Case was voluntarily dismissed on March 16, 2023.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (the “Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The allegations and claims asserted in the Bergman Case are the same allegations and claims asserted in the Greenhalgh Case. Plaintiff in the Bergman Case has filed a motion to consolidate the Bergman Case with the Greenhalgh case, and that motion is pending.

Additionally, on March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (the “Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman and Greenhalgh Cases. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case and the Greenhalgh Case. We believe all of these lawsuits are without merit.
10. Common Stock
Common stock reserved for future issuance consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Stock options, issued and outstanding	9,102,960	6,733,074
Stock options, authorized for future issuance	6,495,096	5,833,979
Stock available under our employee stock purchase plan	1,584,538	1,044,518
Unvested restricted stock units and performance-based restricted stock units	236,169	256,146
	17,418,763	13,867,717
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
At-the-market Equity Offering Program
On August 9, 2022, we also entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) equity offering program, pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of March 31, 2023, we have sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) that became effective on July 22, 2021. As of March 31, 2023, we had 6,495,096 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the three months ended March 31, 2023:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)*

Outstanding at December 31, 2022	6,733,074	$9.01	8.2	$8,203
Options granted	2,536,340	6.06
Options exercised	(40,433)	2.84
Options cancelled or forfeited	(126,021)	10.12
Outstanding at March 31, 2023	9,102,960	$8.20	8.5	$4,824
Exercisable at March 31, 2023	3,019,066	$7.30	7.2	$3,551
Vested and expected to vest at March 31, 2023	9,102,960	$8.20	8.5	$4,824
*The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended March 31, 2023 and 2022, we granted 2,536,340 and 339,030 stock options to employees with a weighted average grant date fair value of $4.13 and $6.68, respectively.
We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2023	2022
Volatility	74.9% to 75.0%	71.7% to 72.0%
Expected term (in years)	5.0 to 6.0	5.5 to 6.0
Risk-free interest rate	3.5% to 4.1%	1.7% to 2.3%
Expected dividend yield	0.0%	0.0%
As of March 31, 2023, there was $34.2 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
During the three months ended March 31, 2023, we did not grant any restricted stock units (“RSUs”) or performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of March 31, 2023 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2023	256,146	$10.07
Vested	(15,000)	10.64
Forfeited	(4,977)	9.90
Unvested, March 31, 2023	236,169	$10.04
The PSUs were granted to our executive officers and will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024 and the executive officer’s continued

employment during the performance period. As of March 31, 2023, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years. As of March 31, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. We have issued 139,384 shares of common stock under the ESPP as of March 31, 2023. We recorded $0.1 million in accrued liabilities related to contributions withheld as of March 31, 2023.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee and non-employee equity-based awards grants in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,310	$1,100
General and administrative	1,821	1,924
Total	$3,131	$3,024
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$2,798	$2,930
ESPP	142	63
RSUs	191	31
Total	$3,131	$3,024
Stock-based compensation expense related to employees was $3.1 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. There was no stock-based compensation expense related to non-employees for the three months ended March 31, 2023, and $0.1 million for the three months ended March 31, 2022.
12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Tax Code. Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the three months ended March 31, 2023 and 2022, we contributed $0.3 million and $0.2 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three-month periods ended March 31, 2023 and 2022 due to our operating losses.

14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(28,044)	$(19,088)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	61,186,514	60,546,170
Net loss per share, basic and diluted	$(0.46)	$(0.32)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31, 2023	As of March 31, 2022
Stock options outstanding	9,102,960	6,286,542
RSUs and PSUs issued and outstanding	236,169	60,000
Shares committed under ESPP	149,350	51,687
	9,488,479	6,398,229
15. Subsequent Events
We did not have any subsequent events as of the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2023.
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
As a result of many factors, including but not limited to risks related to our limited operating history, history of net operating losses, financial position and our ability to raise additional capital as needed to fund our operations and product candidate development; risks associated with the initiation, cost, timing, progress, and results of current and future research and development programs, preclinical studies, and clinical trials; the risk that initial or interim clinical trial data will not ultimately be predictive of the safety and efficacy of our product candidates or that clinical outcomes may differ as more clinical data becomes available; the risk that preclinical study results will not be borne out in human patients; risks related to our ability to obtain and maintain regulatory approval for our product candidates; risks that our product candidates, if approved, may not gain market acceptance due to negative public opinion and increased regulatory scrutiny of cell therapies involving genome editing; risks related to our ability to meet future regulatory standards with respect to our products; risks related to our ability to establish and/or maintain intellectual property rights covering our product candidates and genome-editing technology; risks of third parties asserting that our product candidates infringe their patents; risks related to developments of our competitors and our industry; risks related to our reliance on third parties to conduct our clinical trials and manufacture our product candidates; risks caused by the impact of the COVID-19 pandemic and other public health crises or geopolitical events on our business and operations; and other risks described in greater detail in the section of our Form 10-K titled “Risk Factors,” and in other filings we make with the SEC, the events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements contained in the following discussion and analysis. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
We are initially focused on advancing multiple allogeneic cell therapies for the treatment of hematologic malignancies and solid tumors. Our therapies are directed at established tumor cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our chRDNA technologies to armor our cell therapies by using multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies to enhance their antitumor activity.

Our lead product candidate, CB-010, to our knowledge, is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improved the durability of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”). We completed the dose escalation portion of the ANTLER trial and advanced into the dose expansion portion, enrolling second-line large B cell lymphoma (“LBCL”) patients to determine the recommended phase 2 dose. CB-010 has received Regenerative Medicine Advanced Therapy (“RMAT”) designation for r/r LBCL and fast track designation for r/r B-NHL from the U.S. Food and Drug Administration (“FDA”). We plan to provide a safety and efficacy update in the second half of 2023 from the ongoing ANTLER trial, including data from at least 15 patients from dose escalation with a minimum of six months of follow up.
Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that targets BCMA. To our knowledge, it is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein by a genome-edited knockout of the B2M gene and insertion of a B2M–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”), enabling expression of HLA-E on the CAR-T cell surface. This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our ongoing CaMMouflage phase 1 clinical trial in patients with relapsed or refractory multiple myeloma (“r/r MM”). CB-011 has received fast track designation for r/r MM from the FDA. We plan to provide updates on dose escalation as the CaMMouflage Phase 1 trial advances.
Our third product candidate, CB-012, is an allogeneic CAR-T cell therapy targeting CLL-1, currently in preclinical development for the treatment of relapsed or refractory acute myeloid leukemia (“r/r AML”). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in investigational new drug (“IND”) application-enabling studies to support a planned IND application submission for r/r AML in the second half of 2023.
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
Since our founding in 2011, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, expanding our genome-editing platform technologies, developing our product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture, testing, and clinical trial evaluations of our product candidates. We do not have any products approved for commercial sale and have not generated any revenue from product sales. We have incurred net losses since commencement of our operations.
To date, we have primarily funded our operations through revenue from our license and collaboration agreements; the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock; the sale of our convertible preferred stock in private placements before our initial public offering (“IPO”) in 2021; and proceeds from our IPO.
Our net losses for the three months ended March 31, 2023 and 2022 were $28.0 million and $19.1 million, respectively. We had an accumulated deficit of $225.3 million as of March 31, 2023. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially if and as we:
•progress our ANTLER phase 1 clinical trial for our CB-010 product candidate and our CaMMouflage phase 1 clinical trial for our CB-011 product candidate;
•continue our current research programs and our preclinical and clinical development of our other current product candidates, including CB-012, CB-020, and any other product candidates we identify and choose to develop;

•hire additional clinical, quality control, regulatory, technical operations, and scientific personnel;
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $3.5 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. See Notes 4 and 5 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our condensed consolidated balance sheets. The capitalized amounts are recognized as expense as the goods are delivered or as related services are performed. We separately track certain external costs on a program-by-program basis; however, we do not track costs that are deployed across multiple programs.
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
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
External costs:
Expenses related to licensing, sublicensing revenue, and milestones	$430	$308
Services provided by CROs, CMOs, clinical sites, and other third parties that conduct preclinical studies and clinical trials on our behalf	10,279	3,972
Other research and development expenses	4,719	2,336
Total external costs	15,428	6,616
Internal costs:
Personnel-related expenses	7,936	5,597
Facilities and other allocated expenses	2,345	1,711
Total internal costs	10,281	7,308
Total research and development expenses	$25,709	$13,924

General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended March 31, 2023 and 2022, we recorded $0.4 million and $1.5 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
We expect that our general and administrative expenses may increase in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash and marketable securities, change in the fair value of our equity investments, and change in the fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (the “MSKCC Agreement”).
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Licensing and collaboration revenue	$3,502	$2,664	$838
Operating expenses:
Research and development	25,709	13,924	11,785
General and administrative	8,909	9,593	(684)
Total operating expenses	34,618	23,517	11,101
Loss from operations	(31,116)	(20,853)	(10,263)
Other income (expense):
Change in fair value of equity securities	(15)	(88)	73
Change in fair value of the MSKCC success payments liability	255	1,596	(1,341)
Other income, net	2,832	257	2,575
Total other income	3,072	1,765	1,307
Net loss	$(28,044)	$(19,088)	$(8,956)
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $0.8 million to $3.5 million for the three months ended March 31, 2023 from $2.7 million for the three months ended March 31, 2022. This increase was primarily related to increases of $0.7 million related to recognition of revenue under the Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”) and $0.2 million related to other license agreements with various licensees.

The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
AbbVie	$1,608	$933	$675
Other licensees	1,894	1,731	163
Total licensing revenue	$3,502	$2,664	$838
Research and Development Expenses
Research and development expenses increased by $11.8 million to $25.7 million for the three months ended March 31, 2023 from $13.9 million for the three months ended March 31, 2022. This increase was primarily related to increases of $6.3 million in external CMO and CRO activities, driven by increases of $4.8 million due to timing of CMO activities for our product candidates, and $1.5 million in CRO activities primarily to advance our CB-010 ANTLER phase 1 trial; $2.4 million in other research and development expenses to advance CB-012 investigational new drug (“IND”) application-enabling studies and other preclinical research, as well as other outside services related to research and development; $2.3 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and $0.7 million in facilities and other allocated expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.7 million to $8.9 million for the three months ended March 31, 2023 from $9.6 million for the three months ended March 31, 2022. This decrease was primarily related to decreases of $0.8 million in director and officer insurance and legal expenses; and $0.4 million in patent prosecution and maintenance costs; partially offset by an increase of $0.5 million in personnel-related expenses, including stock-based compensation, due to headcount increases.
Total Other Income
Total other income increased by $1.3 million for three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.3 million and $1.6 million, respectively, for the three months ended March 31, 2023 and 2022, respectively.
Other income, net increased by $2.6 million during the three months ended March 31, 2023 compared to March 31, 2022. The increase primarily relates to a $2.5 million increase in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds, and from our IPO, which generated approximately $321.0 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock. Additionally, through March 31, 2023, we received approximately $85.9 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $33.8 million that was received from AbbVie under the AbbVie Agreement.
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
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. As of March 31, 2023, we have sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $291.0 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments as described in Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, and payments under certain of our license agreements as described in Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, and/or commercialization efforts. We may seek to raise any necessary additional capital through a combination of equity offerings (including our at-the-market equity offering program), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties or other sources, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us.
Cash Flows
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Cash used in operating activities	$(27,939)	$(21,673)	$(6,266)
Cash provided by (used in) investing activities	20,703	(72,107)	92,810
Cash provided by financing activities	1,642	990	652
Net decrease in cash and cash equivalents	$(5,594)	$(92,790)	$87,196
Cash Used in Operating Activities
Net cash used in operating activities was $27.9 million and $21.7 million for the three months ended March 31, 2023 and 2022, respectively.
Cash used in operating activities for the three months ended March 31, 2023 was primarily due to our net loss of $28.0 million, adjusted by non-cash charges of $2.5 million and net changes in our operating assets and liabilities of $2.4 million. Our non-cash charges were primarily comprised of $3.1 million of stock-based compensation, $0.6 million of depreciation and amortization expense, and non-cash lease expense of $0.5 million, which were partially offset by amortization of investment premiums of $1.5 million, and change in the fair value of the MSKCC success payments liability of $0.3 million. The changes in our operating assets and liabilities were due to increases of $1.3 million in accounts receivable, and decreases of $4.1 million in accrued expenses and other current liabilities, $1.1 million in deferred revenue, and $0.3 million in operating lease liabilities, partially offset by decreases in prepaid expenses and other current assets of $1.8 million, contract assets of $0.6 million, and other receivables of $0.5 million, and an increase of $1.5 million in accounts payable.
Cash used in operating activities in the three months ended March 31, 2022 was primarily due to our net loss of $19.1 million, adjusted by non-cash charges of $2.5 million and net changes in our operating assets and liabilities of $5.1 million. Our non-cash charges were primarily comprised of $3.0 million of stock-based compensation, non-cash lease expense of $0.5 million, amortization of investment premiums of $0.3 million, and $0.3 million of depreciation and amortization expense, which were partially offset by the change in the fair value of the MSKCC success payments liability of $1.6 million. The changes in our operating assets and liabilities were due to decreases of $0.8 million in accounts receivable and $1.3 million in other receivables, offset by increases in prepaid expenses and other current assets of $1.3 million, other assets of $0.5 million, and increases of $1.9 million in accounts payable, $2.8 million in accrued expenses and other current liabilities, $0.6 million in deferred revenue, and $0.1 million in operating lease liabilities.
Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2023 cash provided by investing activities was $20.7 million, and during the three months ended March 31, 2022 cash used in investing activities was $72.1 million.
Cash provided by investing activities for the three months ended March 31, 2023, was primarily due to proceeds from the sales and maturities of marketable securities of $98.7 million, partially offset by purchases of marketable securities of $75.9 million and property and equipment of $2.0 million.
Cash used in investing activities for the three months ended March 31, 2022 was primarily due to purchases of marketable securities of $110.7 million and property and equipment of $0.7 million, partially offset by the proceeds from maturities of marketable securities of $39.3 million.
Cash Provided by Financing Activities
During the three months ended March 31, 2023 and 2022, cash provided by financing activities was $1.6 million and $1.0 million, respectively.
Cash provided by financing activities for the three months ended March 31, 2023 was due to net proceeds from our at-the-market equity offering program of $1.1 million and the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan of $0.5 million.
Cash provided by financing activities for the three months ended March 31, 2022 was primarily due to exercise of stock options and purchases of common stock under the 2021 ESPP plan of $1.0 million.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2022, and the related notes included in our Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies. There have been no material changes to our critical accounting estimates as compared to those disclosed in our Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information regarding recently issued accounting pronouncements.
Indemnification Agreements
As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while such officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers, directors, and controller. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the three months ended March 31, 2023. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of March 31, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On February 10, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Greenhalgh v. Caribou Biosciences, Inc., et al., Case Number 3:23-cv-00609-VC (the “Greenhalgh Case”). The Greenhalgh Case was voluntarily dismissed on March 16, 2023.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (the “Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The allegations and claims asserted in the Bergman Case are the same allegations and claims asserted in the Greenhalgh Case. Plaintiff in the Bergman Case has filed a motion to consolidate the Bergman Case with the Greenhalgh case, and that motion is pending.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (the “Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman and Greenhalgh Cases. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case and the Greenhalgh Case. We believe all of these lawsuits are without merit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2023
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
Use of Proceeds from our IPO
The net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses of $28.6 million, were $321.0 million. We are holding a significant portion of the balance of the net proceeds from our IPO in money market mutual funds, U.S. Treasury bills, corporate debt securities, and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from our IPO described in the final prospectus for our IPO filed on July 23, 2021 with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

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
10.1†
First Amendment to the Collaboration and License Agreement, dated February 21, 2023, between the Registrant and AbbVie Manufacturing Management Unlimited Company (incorporated by reference to Exhibit 10.2 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

10.2†
Side Letter to the Collaboration and License Agreement, dated January 30, 2023, between the Registrant and AbbVie Manufacturing Management Unlimited Company (incorporated by reference to Exhibit 10.3 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

10.3+
Compensation Letter, dated February 16, 2023, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.34 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

10.4+
Compensation Letter, dated February 16, 2023, from the Registrant to Jason V. O’Byrne (incorporated by reference to Exhibit 10.38 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

10.5+
Compensation Letter, dated February 16, 2023, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.41 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

10.6+
Compensation Letter, dated February 16, 2023, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.44 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

10.7+	Compensation Letter, dated February 16, 2023, from the Registrant to Ruhi Khan (incorporated by reference to Exhibit 10.47 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)
10.8+
Compensation Letter, dated February 16, 2023, from the Registrant to Syed Rizvi, M.D. (incorporated by reference to Exhibit 10.50 to the Form 10-K filed by the Registrant with the SEC on March 9, 2023)

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

+ Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: May 9, 2023	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)