Form 10-Q
period 2023-06-30
Caribou Biosciences, Inc.
filed 2023-08-08
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, the registrant had 88,284,776 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,194	$58,338
Marketable securities, short-term	193,038	189,325
Accounts receivable	766	202
Contract assets	1,481	2,247
Other receivables	1,495	2,215
Prepaid expenses and other current assets	5,564	7,921
Total current assets	268,538	260,248
NON-CURRENT ASSETS
Investments in equity securities	7,766	7,698
Marketable securities, long-term	33,289	69,373
Property and equipment, net	15,429	10,678
Operating lease, right of use assets	23,206	24,230
Other assets	1,419	1,538
TOTAL ASSETS	$349,647	$373,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,433	$1,146
Accrued expenses and other current liabilities	15,901	16,079
Lease liabilities, current	1,079	966
Deferred revenue ($2,487 and $150 from related party, respectively)	12,962	9,937
Total current liabilities	34,375	28,128
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($4,973 and $0 from related party, respectively)	18,162	15,954
MSKCC success payments liability	1,117	1,651
Lease liabilities, non-current	26,155	26,780
Deferred tax liabilities	380	381
Total liabilities	80,189	72,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 66,100,039 and 61,029,184 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in-capital	525,366	499,598
Accumulated other comprehensive loss	(1,136)	(1,518)
Accumulated deficit	(254,778)	(197,215)
Total stockholders’ equity	269,458	300,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,647	$373,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Licensing and collaboration revenue (including $1,150 for three and six months ended June 2023 from related party, and none for all other periods)	$3,755	$4,192	$7,257	$6,856
Operating expenses:
Research and development	26,503	22,579	52,212	36,503
General and administrative	10,120	10,044	19,029	19,637
Total operating expenses	36,623	32,623	71,241	56,140
Loss from operations	(32,868)	(28,431)	(63,984)	(49,284)
Other income (expense):
Change in fair value of equity securities	22	(16)	7	(104)
Change in fair value of the MSKCC success payments liability	279	1,052	534	2,648
Other income, net	3,048	698	5,880	955
Total other income	3,349	1,734	6,421	3,499
Net loss	(29,519)	(26,697)	(57,563)	(45,785)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	(406)	(492)	382	(1,446)
Net comprehensive loss	$(29,925)	$(27,189)	$(57,181)	$(47,231)
Net loss per share, basic and diluted	$(0.48)	$(0.44)	$(0.94)	$(0.75)
Weighted-average common shares outstanding, basic and diluted	61,417,934	60,757,689	61,302,863	60,652,532
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuance of common stock under employee stock plans	70,271	—	404	—	—	404
Issuance of common stock on exercise of options	55,433	—	115	—	—	115
Issuance of common stock in connection with at-the-market offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	3,131	—	—	3,131
Net loss	—	—	—	—	(28,044)	(28,044)
Other comprehensive income	—	—	—	788	—	788
BALANCE—March 31, 2023	61,323,523	$6	$504,255	$(730)	$(225,259)	$278,272
Issuance of common stock on exercise of options	86,085	—	236	—	—	236
Issuance of common stock pursuant to a private placement with Pfizer	4,690,431	—	17,290	—	—	17,290
Stock-based compensation expense	—	—	3,585	—	—	3,585
Net loss	—	—	—	—	(29,519)	(29,519)
Other comprehensive loss	—	—	—	(406)	—	(406)
BALANCE—June 30, 2023	66,100,039	$6	$525,366	$(1,136)	$(254,778)	$269,458

BALANCE—December 31, 2021	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock under employee stock plans	36,596	—	361	—	—	361
Issuance of common stock on exercise of options	389,855	—	629	—	—	629
Stock-based compensation expense	—	—	3,024	—	—	3,024
Net loss	—	—	—	—	(19,088)	(19,088)
Other comprehensive loss	—	—	—	(954)	—	(954)
BALANCE—March 31, 2022	60,689,609	$6	$489,762	$(1,089)	$(116,882)	$371,797
Issuance of common stock on exercise of options	148,761	—	363	—	—	363
Stock-based compensation expense	—	—	2,918	—	—	2,918
Net loss	—	—	—	—	(26,697)	(26,697)
Other comprehensive loss	—	—	—	(492)	—	(492)
BALANCE—June 30, 2022	60,838,370	$6	$493,043	$(1,581)	$(143,579)	$347,889
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,563)	$(45,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,206	666
Gain on disposal of fixed assets	(34)	—
Non-cash consideration for licensing and collaboration revenue	(61)	(205)
Change in fair value of equity securities	(7)	104
Stock-based compensation expense	6,716	5,942
Change in fair value of MSKCC success payments liability	(534)	(2,648)
Acquired in-process research and development	—	300
(Accretion of discounts) and amortization of premiums on investments, net	(3,598)	449
Non-cash lease expense	1,024	1,000
Changes in operating assets and liabilities:
Accounts receivable	(564)	629
Contract assets	765	(606)
Other receivables	720	2,388
Prepaid expenses and other current assets	2,356	(347)
Other assets	119	(326)
Accounts payable	2,042	(3,557)
Accrued expenses and other current liabilities	(431)	1,117
Deferred revenue, current and long-term	5,231	(2,470)
Operating lease liabilities	(511)	(182)
Other liabilities	—	(15)
Net cash used in operating activities	(43,124)	(43,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	171,025	99,009
Purchases of marketable securities	(134,674)	(181,746)
Purchases of property and equipment	(4,584)	(3,343)
Net cash provided by (used in) investing activities	31,767	(86,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in a private placement with Pfizer	17,450	—
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	755	1,352
Proceeds from issuance of common stock related to at-the-market offering, net of offering expenses	1,008	—
Net cash provided by financing activities	19,213	1,352
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	7,856	(128,274)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	58,384	240,466
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$66,240	$112,192
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$66,194	$112,146
Restricted cash	46	46
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$66,240	$112,192

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$170	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,562	$707
Acquired in-process research and development accrued	$—	$300
Offering costs included in accrued expenses	$160	$—
Right-of-use-assets obtained in exchange for new operating lease liabilities	$—	$26,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Liquidity
We have incurred net losses and negative cash flows from operations since our inception and we had an accumulated deficit of $254.8 million as of June 30, 2023. During the six months ended June 30, 2023, we incurred a net loss of $57.6 million and used $43.1 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of our product candidates and on our achievement of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $292.5 million as of June 30, 2023, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our condensed consolidated financial statements.
In July and August of 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten public offering for total net proceeds of approximately $134.6 million, which included the full exercise of the underwriters’ over-allotment option. See Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K (“Form 10-K”).
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
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in marketable securities and equity securities. Substantially all of our cash and cash equivalents are deposited in accounts at two financial institutions, and account balances exceed federally insured limits. We mitigate the risks by investing in high-grade instruments, limiting our exposure to one issuer, and we monitor the ongoing creditworthiness of the financial institutions and issuers.
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Six Months Ended		As of June 30, 2023	As of December 31, 2022
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Licensee A	17.1%	13.8%	19.5%	16.1%	28.4%	23.8%
Licensee B	36.6%	68.3%	41.1%	55.4%	45.6%	36.6%
Licensee C	30.6%	*	15.8%	*	*	*
Total	84.3%	82.1%	76.4%	71.5%	74.0%	60.4%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of June 30, 2023, or December 31, 2022.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and interim reporting periods within fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. We adopted ASU 2016-13 on January 1, 2023. The impact on our financial statements and related disclosures was not material.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs including, in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the six months ended June 30, 2023, and 2022. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($18,295 included in cash and cash equivalents)	$159,788	$159,788	$—	$—
U.S. government agency bonds	57,010	—	57,010	—
Money market fund investments (included in cash and cash equivalents)	47,899	47,899	—	—
Commercial paper	15,655	—	15,655	—
Corporate debt securities	12,169	—	12,169	—
Total fair value of assets	$292,521	$207,687	$84,834	$—
Liabilities:
MSKCC success payments liability	$1,117	$—	$—	$1,117
Total fair value of liabilities	$1,117	$—	$—	$1,117

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Commercial paper ($26,669 included in cash and cash equivalents)	$96,899	$—	$96,899	$—
U.S. Treasury bills	91,966	91,966	—	—
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,659	—	63,659	—
Corporate debt securities	36,819	—	36,819	—
Money market fund investments (included in cash and cash equivalents)	27,693	27,693	—	—
Total fair value of assets	$317,036	$119,659	$197,377	$—
Liabilities:
MSKCC success payments liability	$1,651	$—	$—	$1,651
Total fair value of liabilities	$1,651	$—	$—	$1,651
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of June 30, 2023, and December 31, 2022 are presented in the following tables (in thousands):

	As of June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($18,295 included in cash and cash equivalents)	$160,455	$16	$(683)	$159,788
U.S. government agency bonds	57,442	—	(432)	57,010
Money market investments (included in cash equivalents)	47,899	—	—	47,899
Commercial paper	15,674	—	(19)	15,655
Corporate debt securities	12,187	4	(22)	12,169
Total cash equivalents and marketable securities	$293,657	$20	$(1,156)	$292,521

Classified as:
Cash and cash equivalents				$66,194
Marketable securities, short-term				193,038
Marketable securities, long-term				33,289
Total cash equivalents and marketable securities				$292,521

	As of December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper ($26,669 included in cash equivalents)	$97,024	$6	$(131)	$96,899
U.S. Treasury bills	92,910	1	(945)	91,966
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,926	25	(292)	63,659
Corporate debt securities	37,002	—	(183)	36,819
Money market investments (included in cash equivalents)	27,693	—	—	27,693
Total cash equivalents and marketable securities	$318,555	$32	$(1,551)	$317,036

Classified as:
Cash and cash equivalents				$58,338
Marketable securities, short-term				189,325
Marketable securities, long-term				69,373
Total cash equivalents and marketable securities				$317,036
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2022	$1,651
Change in fair value	(534)
Balance at June 30, 2023	$1,117
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires. We recorded a $0.3 million and $1.1 million change in the fair value of the MSKCC success payments liability as a gain in other income (expense) in our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2023, and 2022, respectively. We recorded $0.5 million and $2.6 million change in fair value of the MSKCC success payments liability as a gain in other income (expense) in our condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023, and 2022, respectively.
As of December 31, 2022, we utilized a Monte Carlo simulation model that models the future movement of stock prices based on several key variables. This model requires significant estimates and assumptions in determining the estimated fair value of the MSKCC success payments liability at each balance sheet date. The assumptions used to calculate the fair value of the MSKCC success payments liability are subject to a significant amount of judgment including the expected volatility that was estimated using available information about the historical volatility of stocks of publicly traded companies that are similar to us, the estimated term, and the estimated number and timing of valuation measurement dates. The table below summarizes key assumptions used in the valuation of MSKCC success payments liability:

As of December 31, 2022
Fair value of common stock	$6.28
Risk-free interest rate	3.88%
Expected volatility	79%
Probability of achieving multiple of Initial Share Price(1)	3.0% to 10.6%
Expected term (years)	4.6 to 6.0

(1) MSKCC is entitled to certain success payments if our common stock fair value increases by certain multiples of value based on a comparison of the fair market value of our common stock to $5.1914 per share, adjusted for any future stock splits (the “Initial Share Price”), during a specified time period. For further information regarding our agreement with MSKCC, see Note 4 to the consolidated financial statements included in our Form 10-K.
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
As of June 30, 2023, we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $4.25 per share.
4. Significant Agreements
Since December 31, 2022, there have been no material changes to the key terms of our significant agreements other than the addition of the Pfizer Inc. (“Pfizer”) investment agreements. See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information on the Pfizer agreements. For further information regarding our significant agreements, see Note 4 to the consolidated financial statements included in our Form 10-K.
On February 9, 2021, we entered into a Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). We received an upfront cash payment of $30.0 million from AbbVie during the year ended December 31, 2021. We recognized short-term deferred revenue in the amount of $10.0 million and long-term deferred revenue in the amount of $10.8 million related to this upfront cash payment in our condensed consolidated balance sheets as of June 30, 2023. We recognized short-term deferred revenue in the amount of $9.4 million and long-term deferred revenue in the amount of $13.3 million related to this upfront cash payment in our consolidated balance sheets as of December 31, 2022.
We recognized $1.4 million and $2.9 million in revenue for the three months ended June 30, 2023, and 2022, respectively, relating to the AbbVie Agreement. We recognized $3.0 million and $3.8 million in revenue for the six months ended June 30, 2023, and 2022, respectively, relating to the AbbVie Agreement. As of June 30, 2023, we recorded $0.6 million in accounts receivable and as of December 31, 2022, we had recorded no amounts in accounts receivable in our condensed consolidated balance sheets. As of June 30, 2023, and December 31, 2022, we had $0.5 million and $0.9 million, respectively, in contract assets in our condensed consolidated balance sheets.
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
For the three months ended June 30, 2023, and 2022, we recorded $0.4 million and $0.2 million, respectively, as research and development expense in our condensed consolidated statements of operations related to our license agreements. For the six months ended June 30, 2023, and 2022, we recorded $0.8 million and $0.5 million, respectively, as research and development expense in our condensed consolidated statements of operations related to our license agreements. For the three months ended June 30, 2023, and 2022, we recorded $1.0 million and $1.2 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.7 million and $0.7 million, respectively, from CRISPR Therapeutics AG and Intellia Therapeutics, Inc. For the six months ended June 30, 2023, and 2022, we recorded $1.8 million and $3.7 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $1.1 million and $2.1 million, respectively, from CRISPR Therapeutics AG and Intellia Therapeutics, Inc.
As of June 30, 2023, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $161.2 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three and six months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$3,746	$4,183	$7,131	$6,795
Rest of world	9	9	126	61
Total	$3,755	$4,192	$7,257	$6,856
During the three months ended June 30, 2023, we recognized $2.4 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.4 million of revenue related to performance obligations satisfied over time.
During the three months ended June 30, 2022, we recognized $1.3 million of revenue related to performance obligations satisfied at a point in time, and we recognized $2.9 million of revenue related to performance obligations satisfied over time.
During the six months ended June 30, 2023, we recognized $4.3 million of revenue related to performance obligations satisfied at a point in time, and we recognized $3.0 million of revenue related to performance obligations satisfied over time.
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

The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2023 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of June 30, 2023
Accounts receivable	$202	$5,704	$(5,140)	$766

Contract assets:
Unbilled accounts receivable	$2,247	$3,023	$(3,789)	$1,481

Contract liabilities:
Deferred revenue, current and long-term	$25,891	$10,326	$(5,095)	$31,122
Unbilled accounts receivable decreased $0.8 million during the six months ended June 30, 2023, primarily due to the decrease in unbilled research costs under the AbbVie Agreement.
Deferred revenue increased during the six months ended June 30, 2023, primarily due to the $7.5 million allocated to the Pfizer information sharing committee during the six months ended June 30, 2023. See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
During the six months ended June 30, 2023, and 2022, we recognized $2.4 million and $2.5 million of revenue, respectively, which were included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of June 30, 2023, was approximately $43.9 million. We expect to recognize approximately $13.0 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Patent cost reimbursements	$1,194	$1,638
Accrued interest on marketable securities	275	570
Other	26	7
Total	$1,495	$2,215

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid contract manufacturing and clinical costs	$3,228	$4,803
Prepaid insurance	248	1,568
Prepaid income taxes	603	431
Other	1,485	1,119
Total	$5,564	$7,921
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$14,177	$12,588
Leasehold improvements	1,993	1,876
Computer equipment	809	709
Furniture and equipment	161	161
Construction in progress	5,115	993
Total property and equipment, gross	22,255	16,327
Less: accumulated depreciation and amortization	(6,826)	(5,649)
Property and equipment, net	$15,429	$10,678
Depreciation and amortization expenses related to property and equipment were $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2023, and 2022. Depreciation and amortization expenses related to property and equipment were $1.2 million and $0.7 million, respectively, for the six months ended June 30, 2023, and 2022.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation and related expenses	$5,031	$5,752
Accrued research and development expenses	7,451	6,731
Accrued patent expenses	703	1,331
Accrued expenses related to sublicensing revenues	795	596
Other	1,921	1,669
Total	$15,901	$16,079
7. Related Party Transactions
Edge Animal Health
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, the “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a private company, related party, under which we granted Edge an exclusive worldwide license to Cas9 and Cas12a chRDNA intellectual property rights and know-how in the defined field of veterinary therapeutics. As consideration for this exclusive license, Edge issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in Edge and entitles us to hold one of the four board of directors seats and to jointly vote with another stockholder on a second board of directors seat. As of June 30, 2023, we have appointed one of the four Edge directors. We concluded that Edge is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As Edge’s convertible preferred stock is not in substance common stock, we record this investment using the measurement alternative in accordance with ASC 321, Investments–Equity Securities. Under the measurement alternative, our investment in Edge’s convertible preferred stock was initially recorded at its estimated fair value, and the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with Edge. As of each of June 30, 2023, and December 31, 2022, the carrying value of the Edge investment was $7.5 million. There have been no changes to the carrying value of the investment during the three months ended June 30, 2023. We did not recognize any revenue in connection with the Edge chRDNA License Agreement for each of the three and six months ended June 30, 2023, and 2022.
On May 16, 2023, we entered into an Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (the “Edge Cas9 License Agreement”), under which we granted Edge an exclusive worldwide license to certain CRISPR-Cas9 intellectual property rights in the field of veterinary therapeutics. Previously, on May 15, 2020, we had entered into an Option for an Exclusive License under which Edge could exercise its option within three years upon payment of a total of $1.2 million, which Edge paid, and we entered into the Edge Cas9 License Agreement. We recognized $1.2 million of revenues in connection with the Edge Cas9 License Agreement for each of the three and six months ended June 30, 2023. We did not recognize any revenues in connection with the Edge Cas9 License Agreement in 2022.
8. Leases
Operating Lease Obligations
As of March 31, 2023 we had operating leases for our laboratory and office space in Berkeley, California, consisting of approximately 75,000 square feet, with remaining lease terms up to 9.3 years. Certain of our laboratory and office space lease agreements include options to extend the terms for a period of five years and also contain provisions for future rent increases. In addition to base rent, we pay our share of operating expenses and taxes.
The components of lease costs, which are included in our statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost(1)	$1,928	$1,822	$3,812	$3,621
Short-term lease cost	62	20	125	83
Total lease cost	$1,990	$1,842	$3,937	$3,704
(1) Included $0.6 million and $0.5 million of variable lease cost related to operating expenses and taxes for the three months ended June 30, 2023, and 2022, respectively. Included $1.2 million and $1.0 million of variable lease cost related to operating expenses and taxes for the six months ended June 30, 2023, and 2022, respectively.
Supplemental information related to our leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,058	$1,743
The weighted-average remaining lease term and the weighted-average discount rate for our laboratory and office leases were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7.8	8.3
Weighted-average discount rate	11.3%	11.3%

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of June 30, 2023 (in thousands):

Remainder of 2023(1)	$1,364
2024(2)	3,794
2025	4,475
2026	5,720
2027	5,922
Thereafter	22,116
Total undiscounted lease payments	43,391
Less: imputed interest	(16,157)
Total discounted lease payments	27,234
Less: current portion of lease liability	(1,079)
Noncurrent portion of lease liability	$26,155
(1) Reflects an offset of $0.8 million related to incentives expected to be received in 2023.
(2) Reflects an offset of $0.7 million related to incentives expected to be received in 2024.
9. Commitments and Contingencies
Research and Development Agreements
We enter into various agreements in the ordinary course of business, such as those with suppliers, contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), clinical trial sites, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our condensed consolidated financial condition, results of operations, or cash flows.
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2023, and December 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
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
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (the “Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Additionally, on March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (the “Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied.
We believe these lawsuits are without merit.
10. Common Stock
Common stock reserved for future issuance consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Stock options, issued and outstanding	9,253,848	6,733,074
Stock options, authorized for future issuance	6,246,232	5,833,979
Stock available under our employee stock purchase plan	1,584,538	1,044,518
Unvested restricted stock units and performance-based restricted stock units	233,035	256,146
	17,317,653	13,867,717
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
At-the-market Equity Offering Program
On August 9, 2022, we also entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) equity offering program, pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. During the six months ended June 30, 2023, we sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) that became effective on July 22, 2021. As of June 30, 2023, we had 6,246,232 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the six months ended June 30, 2023:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)*

Outstanding at December 31, 2022	6,733,074	$9.01	8.2	$8,203
Options granted	3,022,706	5.79
Options exercised	(126,518)	2.77
Options cancelled or forfeited	(375,414)	6.59
Outstanding at June 30, 2023	9,253,848	$8.14	8.5	$1,796
Exercisable at June 30, 2023	3,438,788	$7.65	7.6	$1,572
Vested and expected to vest at June 30, 2023	9,253,848	$8.14	8.5	$1,796
*The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended June 30, 2023, and 2022, we granted 486,366 and 495,120 stock options to employees with a weighted average grant date fair value of $2.95 and $4.82, respectively. During the six months ended June 30, 2023, and 2022, we granted 3,022,706 and 834,150 stock options to employees with a weighted average grant date fair value of $3.94 and $5.58, respectively.
We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Volatility	74.7% to 74.8%	71.9% to 74.1%	74.7% to 75.0%	71.7% to 74.1%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.5 to 6.0
Risk-free interest rate	3.6% to 3.9%	2.8% to 3.4%	3.5% to 4.1%	1.7% to 3.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 30, 2023, there was $31.7 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units
During the six months ended June 30, 2023, we did not grant any restricted stock units (“RSUs”) or performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of June 30, 2023 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2023	256,146	$10.07
Vested	(15,000)	10.64
Forfeited	(8,111)	9.90
Unvested, June 30, 2023	233,035	$10.04
The PSUs were granted to our executive officers and will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024 and an executive officer’s continued employment during the performance period. As of June 30, 2023, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. As of June 30, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. We have issued 139,384 shares of common stock under the ESPP as of June 30, 2023. We recorded $0.3 million in accrued liabilities related to contributions withheld as of June 30, 2023.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee and non-employee equity-based awards grants in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,551	$967	$2,860	$2,067
General and administrative	2,034	1,951	3,856	3,875
Total	$3,585	$2,918	$6,716	$5,942
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$3,202	$2,781	$6,000	$5,711
ESPP	189	66	331	129
RSUs	194	71	385	102
Total	$3,585	$2,918	$6,716	$5,942
Stock-based compensation expense related to employees was $3.6 million and $2.9 million for the three months ended June 30, 2023, and 2022, respectively. Stock-based compensation expense related to employees was $6.7 million and $5.9 million for the six months ended June 30, 2023, and 2022, respectively. There was no stock-based compensation expense related to non-employees for the three months ended June 30, 2023, and was less than $0.1 million for the three months ended June 30, 2022. There was no stock-based compensation expense related to non-employees for the six months ended June 30, 2023, and $0.1 million for the six months ended June 30, 2022.
12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Tax Code”). Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the six months ended June 30, 2023, and 2022, we contributed $0.5 million and $0.4 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three- and six-month periods ended June 30, 2023, and 2022 due to our operating losses.
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(29,519)	$(26,697)	$(57,563)	$(45,785)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	61,417,934	60,757,689	61,302,863	60,652,532
Net loss per share, basic and diluted	$(0.48)	$(0.44)	$(0.94)	$(0.75)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30, 2023	As of June 30, 2022
Stock options outstanding	9,253,848	6,610,958
RSUs and PSUs issued and outstanding	233,035	60,000
Shares committed under ESPP	149,350	33,339
	9,636,233	6,704,297
15. Pfizer Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Pfizer, pursuant to which we, in a private placement transaction (the “Pfizer Investment”), agreed to issue and sell to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million. The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement with regard to the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 that is being evaluated in the CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.

On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement (the “Information Rights Agreement”), having a thirty-six (36)-month term. Under the Information Rights Agreement, we granted Pfizer a thirty (30)-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. In the event that we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation would be reinstated. Under the Information Rights Agreement, we also agreed to grant Pfizer the right to designate one representative to serve on our scientific advisory board. Through an information sharing committee, we will provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
On June 29, 2023, we and Pfizer also entered into a Voting Agreement, pursuant to which, for a period of 12 months, Pfizer agreed to cause our voting securities that Pfizer beneficially owns (within the meaning of Rules 13d-3 or 13d-5 under the Exchange Act) in excess of 4.99% of our then issued and outstanding voting securities to be voted (i) with respect to any matter directly relating to remuneration of directors, directors’ insurance, or indemnification or release from liability of directors, in a manner proportionally consistent with the votes properly cast for and against by holders of voting securities not beneficially owned by Pfizer, and (ii) with respect to any other matter in which Pfizer shall have the right to vote such voting securities, in accordance with the recommendation of our board of directors or any applicable committee thereof.
We recorded the issuance of our common stock at its estimated fair value of $17.5 million, which reflects a discount for the lack of marketability of the shares. The remaining $7.5 million of the aggregate purchase price was allocated to the Information Rights Agreement, which represented a contract with a customer. We concluded that the information sharing committee represents the only performance obligation under the Information Rights Agreement. The ROFN does not provide Pfizer with a material right and is therefore not a performance obligation.
We recognize revenue over time as the measure of progress which we believe best depicts the obligations to Pfizer. The information sharing committee will meet quarterly over the 36-month term of the Information Rights Agreement, which results in recognition of the transaction price over the 36-month term.
No revenue from Pfizer was recognized during each of the three- or six-month periods ended June 30, 2023, or 2022. As of June 30, 2023, there was approximately $7.5 million of related party deferred revenue ($2.5 million included in current liabilities and $5.0 million included in long-term liabilities) related to our performance obligations to Pfizer.
16. Subsequent Events
In July and August 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten public offering at a price to the public of $6.50 per share, which included the full exercise of the underwriters’ over-allotment option. The total net proceeds from the offering were approximately $134.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The shares were issued pursuant to the Shelf Registration Statement.

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
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development programs, including our timing expectations with respect to such programs and the expected timing of disclosure of clinical data from such programs and safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; plans and objectives of management for future operations; and the like. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
As a result of many factors, including but not limited to risks related to our limited operating history, history of net operating losses, financial position and our ability to raise additional capital as needed to fund our operations and product candidate development; risks inherent in the development of cell therapy products; risks associated with the initiation, cost, timing, progress, and results of current and future research and development programs, preclinical studies, and clinical trials; the risk that initial, preliminary, or interim clinical trial data will not ultimately be predictive of the safety and efficacy of our product candidates or that clinical outcomes may differ as patient enrollment continues and as more clinical data becomes available or different conclusions or considerations are reached once additional data have been received and fully evaluated; the risk that preclinical study results will not be borne out in human patients; risks related to our ability to obtain and maintain regulatory approval for our product candidates; risks that our product candidates, if approved, may not gain market acceptance due to negative public opinion and increased regulatory scrutiny of cell therapies involving genome editing; risks related to our ability to meet future regulatory standards with respect to our products; risks related to our ability to establish and/or maintain intellectual property rights covering our product candidates and genome-editing technology; risks of third parties asserting that our product candidates infringe their patents; risks related to developments of our competitors and our industry; risks related to our reliance on third parties to conduct our clinical trials and manufacture our product candidates; risks caused by public health crises such as the COVID-19 pandemic or geopolitical events on our business and operations; and other risks described in greater detail in the section of our Form 10-K titled “Risk Factors,” and in other filings we make with the SEC, the events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Our lead product candidate, CB-010, to our knowledge, is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improved the durability of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”). We completed the dose escalation portion of the ANTLER trial and advanced into the dose expansion portion, and we are enrolling second-line large B cell lymphoma (“LBCL”) patients to determine the recommended phase 2 dose. CB-010 has received Regenerative Medicine Advanced Therapy (“RMAT”) designation for r/r LBCL and fast track designation for r/r B-NHL from the U.S. Food and Drug Administration (“FDA”). On July 13, 2023, we announced results of the long-term follow-up from the dose escalation portion of the ongoing ANTLER Phase 1 trial evaluating our CB-010 product candidate. We plan to meet with the FDA in the second half of 2023 to discuss a potential pivotal clinical trial in second-line LBCL patients, and we plan to share FDA feedback by year-end 2023. We also plan to report initial dose expansion data in second-line LBCL patients from the ongoing ANTLER trial in the first half of 2024.
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
Our third product candidate, CB-012, is an allogeneic CAR-T cell therapy targeting CLL-1, currently in preclinical development for the treatment of relapsed or refractory acute myeloid leukemia (“r/r AML”). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in investigational new drug (“IND”)-enabling studies to support a planned IND application submission for r/r AML in the second half of 2023.
We are developing allogeneic CAR-NK cell therapies derived from genome-edited induced pluripotent stem cells (“iPSCs”) for the treatment of solid tumors. CB-020 is our first CAR-NK product candidate from our CAR-NK platform and we have selected receptor tyrosine kinase like orphan receptor 1 (“ROR1”) as the tumor cell-surface target for CB-020. CB-020 and potential future CAR-NK cell therapy product candidates will contain genome edits designed to overcome some of the challenges of targeting solid tumors, such as trafficking, tumor infiltration, tumor heterogeneity, and the immunosuppressive tumor microenvironment.
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
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock. Our net losses for the three months ended June 30, 2023, and 2022 were $29.5 million and $26.7 million, respectively. Our net losses for the six months ended June 30, 2023, and 2022 were $57.6 million and $45.8 million, respectively. We had an accumulated deficit of $254.8 million as of June 30, 2023. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially if and as we:
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
We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 vectors used in the manufacture of our CAR-T cells as well as our CAR-NK cell therapy product candidates. We expect to continue to rely on our CMOs for the manufacturing of our preclinical study and clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide us greater flexibility and control over our clinical or commercial manufacturing needs.
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

To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $3.8 million and $4.2 million for the three months ended June 30, 2023, and 2022, respectively, and $7.3 million and $6.9 million for the six months ended June 30, 2023, and 2022, respectively. See Notes 4 and 5 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
For additional information about our revenue recognition policy related to our licensing and collaboration agreements, see Note 2 to the consolidated financial statements included in our Form 10-K.
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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
External costs:
Expenses related to licensing, sublicensing revenue, and milestones	$743	$554	$1,173	$862
Services provided by CROs, CMOs, clinical sites, and other third parties that conduct preclinical studies and clinical trials on our behalf	10,138	9,661	20,417	13,633
Other research and development expenses	4,110	4,994	8,829	7,330
Total external costs	14,991	15,209	30,419	21,825
Internal costs:
Personnel-related expenses	8,930	5,294	16,866	10,891
Facilities and other allocated expenses	2,582	2,076	4,927	3,787
Total internal costs	11,512	7,370	21,793	14,678
Total research and development expenses	$26,503	$22,579	$52,212	$36,503
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During each of the three months ended June 30, 2023, and 2022, we recorded $0.7 million of patent cost reimbursements as a reduction to general and administrative expense. During the six months ended June 30, 2023, and 2022, we recorded $1.1 million and $2.1 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023, and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Licensing and collaboration revenue	$3,755	$4,192	$(437)
Operating expenses:
Research and development	26,503	22,579	3,924
General and administrative	10,120	10,044	76
Total operating expenses	36,623	32,623	4,000
Loss from operations	(32,868)	(28,431)	(4,437)
Other income (expense):
Change in fair value of equity securities	22	(16)	38
Change in fair value of the MSKCC success payments liability	279	1,052	(773)
Other income, net	3,048	698	2,350
Total other income	3,349	1,734	1,615
Net loss	$(29,519)	$(26,697)	$(2,822)
Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $0.4 million to $3.8 million for the three months ended June 30, 2023, from $4.2 million for the three months ended June 30, 2022. This decrease was primarily related to decrease of $1.5 million related to recognition of revenue under the Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”), partially offset by an increase of $1.2 million related to the Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (the “Edge Cas9 License Agreement”) with Edge Animal Health.
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
AbbVie	$1,374	$2,864	$(1,490)
Edge Animal Health, related party	1,150	—	1,150
Other licensees	1,231	1,328	(97)
Total licensing revenue	$3,755	$4,192	$(437)
Research and Development Expenses
Research and development expenses increased by $3.9 million to $26.5 million for the three months ended June 30, 2023, from $22.6 million for the three months ended June 30, 2022. This increase was primarily related to increases of $3.6 million in personnel-related expenses, including stock-based compensation, due to headcount increases; $0.5 million of net increase in external CMO and CRO activities for our CAR-T cell therapy product candidates, driven by an increase of $3.1 million in CRO activities for clinical trials, partially offset by a decrease of $2.6 million due to timing of CMO activities; and $0.5 million in other facilities and allocated expenses; partially offset by a decrease of $0.9 million in other research and development expenses, as well as other outside services related to research and development.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million to $10.1 million for the three months ended June 30, 2023, from $10.0 million for the three months ended June 30, 2022. This increase was primarily related to increases of $0.5 million in other facilities and allocated expenses; $0.5 million in patent prosecution and maintenance costs; and $0.4 million in personnel-related expenses, including stock-based compensation, due to headcount increases; partially offset by a decrease of $1.3 million in director and officer insurance and legal expenses.
Total Other Income
Total other income increased by $1.6 million for three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.3 million and $1.1 million, for the three months ended June 30, 2023, and 2022, respectively.
Other income, net increased by $2.4 million during the three months ended June 30, 2023, compared to June 30, 2022. The increase primarily relates to a $2.4 million increase in interest income earned from marketable securities.
Comparison of the Six Months Ended June 30, 2023, and 2022
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Licensing and collaboration revenue	$7,257	$6,856	$401
Operating expenses:
Research and development	52,212	36,503	15,709
General and administrative	19,029	19,637	(608)
Total operating expenses	71,241	56,140	15,101
Loss from operations	(63,984)	(49,284)	(14,700)
Other income (expense):
Change in fair value of equity securities	7	(104)	111
Change in fair value of the MSKCC success payments liability	534	2,648	(2,114)
Other income, net	5,880	955	4,925
Total other income	6,421	3,499	2,922
Net loss	$(57,563)	$(45,785)	$(11,778)
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $0.4 million to $7.3 million for the six months ended June 30, 2023, from $6.9 million for the six months ended June 30, 2022. This increase was primarily related to an increase of $1.2 million related to the Edge Cas9 License Agreement, partially offset by a decrease of $0.8 million related to recognition of revenue under the AbbVie Agreement.
The following table summarizes our revenue by licensee for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
AbbVie	$2,983	$3,797	$(814)
Edge Animal Health, related party	1,150	—	1,150
Other licensees	3,124	3,059	65
Total licensing revenue	$7,257	$6,856	$401

Research and Development Expenses
Research and development expenses increased by $15.7 million to $52.2 million for the six months ended June 30, 2023, from $36.5 million for the six months ended June 30, 2022. This increase was primarily related to increases of $6.8 million in external CMO and CRO activities for our CAR-T cell therapy product candidates, driven by increases of $4.6 million in CRO activities for clinical trials and $2.2 million due to timing of CMO activities; $6.0 million in personnel-related expenses, including stock-based compensation, due to headcount increases; $1.5 million in other research and development expenses, as well as other consulting services related to research and development; $1.1 million in other facilities and allocated expenses; and $0.3 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million to $19.0 million for the six months ended June 30, 2023, from $19.6 million for the six months ended June 30, 2022. This decrease was primarily related to a decrease of $2.1 million in director and officer insurance and legal, accounting, and recruiting expenses; partially offset by increases of $0.9 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and $0.5 million in other facilities and allocated expenses.
Total Other Income
Total other income increased by $2.9 million for six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.5 million and $2.6 million, respectively, for the six months ended June 30, 2023, and 2022, respectively.
Other income, net increased by $4.9 million during the six months ended June 30, 2023, compared to June 30, 2022. The increase primarily relates to a $4.9 million increase in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our capital stock, including sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds, and from our initial public offering (“IPO”) in 2021, which generated approximately $321.0 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock. Additionally, we received $25.0 million equity investment from Pfizer Inc. (“Pfizer”) through a private placement transaction in June 2023. Further, through June 30, 2023, we received approximately $89.4 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $34.6 million that was received from AbbVie under the AbbVie Agreement.
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
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”). Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. During the six months ended June 30, 2023, we sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
In July and August 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten public offering at a price to the public of $6.50 per share, which included the full exercise of the underwriters’ over-allotment option. The total net proceeds from the offering were approximately $134.6 million, after deducting underwriting discounts and commissions and estimated offering expenses. The shares were issued pursuant to the Shelf Registration Statement.
As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $292.5 million, which does not include the net proceeds from our July and August 2023 underwritten public offering under the Shelf Registration Statement. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments as described in Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, and payments under certain of our license agreements as described in Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of this Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
Strategic Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Pfizer, pursuant to which we, in a private placement transaction (the “Pfizer Investment”), agreed to issue and sell to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million. The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement with regard to the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 product candidate that is being evaluated in the CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement (the “Information Rights Agreement ”), having a thirty-six (36)-month term. Under the Information Rights Agreement, we granted Pfizer a thirty (30)-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. In the event that we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation would be reinstated. Under the Information Rights Agreement, we also agreed to grant Pfizer the right to designate one representative to serve on our scientific advisory board. Through an information sharing committee, we will provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
On June 29, 2023, we and Pfizer also entered into a Voting Agreement, pursuant to which, for a period of 12 months, Pfizer agreed to cause our voting securities that Pfizer beneficially owns (within the meaning of Rules 13d-3 or 13d-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in excess of 4.99% of our then issued and outstanding voting securities to be voted (i) with respect to any matter directly relating to remuneration of directors, directors’ insurance, or indemnification or release from liability of directors, in a manner proportionally consistent with the votes properly cast for and against by holders of voting securities not beneficially owned by Pfizer, and (ii) with respect to any other matter in which Pfizer shall have the right to vote such voting securities, in accordance with the recommendation of our board of directors or any applicable committee thereof.
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
Furthermore, our operating plans may change, and we expect to need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.
Because of the numerous risks and uncertainties associated with the development of human therapeutics, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital; however, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, and/or commercialization efforts. We may seek to raise any necessary additional capital through a combination of equity offerings (including our at-the-market equity offering program), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties or other sources, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us.
Cash Flows
Comparison of the Six Months Ended June 30, 2023, and 2022
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cash used in operating activities	$(43,124)	$(43,546)	$422
Cash provided by (used in) investing activities	31,767	(86,080)	117,847
Cash provided by financing activities	19,213	1,352	17,861
Net increase (decrease) in cash, cash equivalents, and restricted cash	$7,856	$(128,274)	$136,130
Cash Used in Operating Activities
Net cash used in operating activities was $43.1 million and $43.5 million for the six months ended June 30, 2023, and 2022, respectively.
Cash used in operating activities for the six months ended June 30, 2023, was primarily due to our net loss of $57.6 million, adjusted by non-cash charges of $4.7 million and net changes in our operating assets and liabilities of $9.7 million. Our non-cash charges were primarily comprised of $6.7 million of stock-based compensation, $1.2 million of depreciation and amortization expense, and non-cash lease expense of $1.0 million, which were partially offset by amortization of investment premiums of $3.6 million, and change in the fair value of the MSKCC success payments liability of $0.5 million. The changes in our operating assets and liabilities were due to decreases in prepaid expenses and other current assets of $2.4 million, contract assets of $0.8 million, and other receivables of $0.7 million, and an increase of $5.2 million in deferred revenue (including $7.5 million related to the Pfizer transaction), and $2.0 million in accounts payable, partially offset by increases of $0.6 million in accounts receivable, and decreases of $0.5 million in operating lease liabilities, and $0.4 million in accrued expenses and other current liabilities.
Cash used in operating activities in the six months ended June 30, 2022, was primarily due to our net loss of $45.8 million, adjusted by non-cash charges of $5.6 million and net changes in our operating assets and liabilities of $3.4 million. Our non-cash charges were primarily comprised of $5.9 million of stock-based compensation, non-cash lease expense of $1.0 million, $0.7 million of depreciation and amortization expense, amortization of investment premiums of $0.4 million, and acquired in-process research and development of $0.3 million, which were partially offset by the change in the fair value of the MSKCC success payments liability of $2.6 million. The changes in our operating assets and liabilities were due to decreases of $0.6 million in accounts receivable and $2.4 million in other receivables, and an increase of $1.1 million in accrued expenses and other current liabilities, offset by increases in contract assets of $0.6 million, prepaid expenses and other current assets of $0.3 million, other assets of $0.3 million, and decreases of $3.6 million in accounts payable, $2.5 million in deferred revenue, and $0.2 million in operating lease liabilities..
Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2023, cash provided by investing activities was $31.8 million, and during the six months ended June 30, 2022, cash used in investing activities was $86.1 million.

Cash provided by investing activities for the six months ended June 30, 2023, was primarily due to proceeds from the sales and maturities of marketable securities of $171.0 million, partially offset by purchases of marketable securities of $134.7 million and property and equipment of $4.6 million.
Cash used in investing activities for the six months ended June 30, 2022, was primarily due to purchases of marketable securities of $181.8 million and property and equipment of $3.3 million, partially offset by the proceeds from maturities of marketable securities of $99.0 million.
Cash Provided by Financing Activities
During the six months ended June 30, 2023, and 2022, cash provided by financing activities was $19.2 million and $1.4 million, respectively.
Cash provided by financing activities for the six months ended June 30, 2023, was primarily due to $17.5 million of gross proceeds allocated to the issuance of common stock in a private placement transaction with Pfizer, net proceeds from our at-the-market equity offering program of $1.0 million, and the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan (“2021 ESPP”) of $0.8 million.
Cash provided by financing activities for the six months ended June 30, 2022, was due to the exercise of stock options and purchases of common stock under the 2021 ESPP plan of $1.4 million.
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
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for more information regarding recently issued accounting pronouncements.
Indemnification Agreements
As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while such officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers, directors, and controller. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2023.
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
We are also a “smaller reporting company.” If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the six months ended June 30, 2023. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of June 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (the “Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (the “Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied.
We believe these lawsuits are without merit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2023
All unregistered sales of equity securities during the three months ended June 30, 2023, were previously reported on a Current Report on Form 8-K.
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
10.1
Securities Purchase Agreement, dated June 29, 2023, by and between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on July 6, 2023)

10.2	Voting Agreement, dated June 29. 2023, by and between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the SEC on July 6, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: August 8, 2023	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)