Form 10-Q
period 2023-09-30
Caribou Biosciences, Inc.
filed 2023-11-07
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had 88,431,136 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,058	$58,338
Marketable securities, short-term	234,430	189,325
Accounts receivable	1,133	202
Contract assets	1,658	2,247
Other receivables	2,345	2,215
Prepaid expenses and other current assets	7,069	7,921
Total current assets	350,693	260,248
NON-CURRENT ASSETS
Investments in equity securities	7,763	7,698
Marketable securities, long-term	58,219	69,373
Property and equipment, net	16,598	10,678
Operating lease, right of use assets	22,680	24,230
Other assets	1,568	1,538
TOTAL ASSETS	$457,521	$373,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,377	$1,146
Accrued expenses and other current liabilities	18,230	16,079
Lease liabilities, current	1,139	966
Deferred revenue ($2,487 and $150 from related party, respectively)	2,826	9,937
Total current liabilities	24,572	28,128
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($4,352 and $0 from related party, respectively)	6,728	15,954
MSKCC success payments liability	1,256	1,651
Lease liabilities, non-current	26,316	26,780
Deferred tax liabilities	381	381
Total liabilities	59,253	72,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 88,430,609 and 61,029,184 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	8	6
Additional paid-in-capital	664,021	499,598
Accumulated other comprehensive loss	(981)	(1,518)
Accumulated deficit	(264,780)	(197,215)
Total stockholders’ equity	398,268	300,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,521	$373,765
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Licensing and collaboration revenue (including $622 and $1,772 for three and nine months ended September 2023, respectively, from related parties, and none for all other periods)	$23,662	$3,303	$30,919	$10,159
Operating expenses:
Research and development	28,584	19,991	80,796	56,494
General and administrative	9,711	9,849	28,740	29,486
Total operating expenses	38,295	29,840	109,536	85,980
Loss from operations	(14,633)	(26,537)	(78,617)	(75,821)
Other income (expense):
Change in fair value of equity securities	(4)	31	3	(73)
Change in fair value of the MSKCC success payments liability	(139)	(1,607)	395	1,041
Other income, net	4,774	1,466	10,654	2,421
Total other income (expense)	4,631	(110)	11,052	3,389
Net loss	(10,002)	(26,647)	(67,565)	(72,432)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	155	(454)	537	(1,900)
Net comprehensive loss	$(9,847)	$(27,101)	$(67,028)	$(74,332)
Net loss per share, basic and diluted	$(0.12)	$(0.44)	$(0.98)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	83,783,992	60,886,921	68,878,921	60,731,520
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuance of common stock under employee stock plans	70,271	—	404	—	—	404
Issuance of common stock on exercise of options	55,433	—	115	—	—	115
Issuance of common stock in connection with at-the-market offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	3,131	—	—	3,131
Net loss	—	—	—	—	(28,044)	(28,044)
Other comprehensive income	—	—	—	788	—	788
BALANCE—March 31, 2023	61,323,523	$6	$504,255	$(730)	$(225,259)	$278,272
Issuance of common stock on exercise of options	86,085	—	236	—	—	236
Issuance of common stock pursuant to a private placement with Pfizer	4,690,431	—	17,290	—	—	17,290
Stock-based compensation expense	—	—	3,585	—	—	3,585
Net loss	—	—	—	—	(29,519)	(29,519)
Other comprehensive loss	—	—	—	(406)	—	(406)
BALANCE—June 30, 2023	66,100,039	$6	$525,366	$(1,136)	$(254,778)	$269,458
Issuance of common stock under employee stock plans	68,183	—	382	—	—	382
Issuance of common stock on exercise of options	83,407	—	372	—	—	372
Issuance of common stock on RSU release	63,596	—	—	—	—	—
Issuance of common stock in connection with follow-on public offering, net of offering expenses	22,115,384	2	134,423	—	—	134,425
Stock-based compensation expense	—	—	3,478	—	—	3,478
Net loss	—	—	—	—	(10,002)	(10,002)
Other comprehensive income	—	—	—	155	—	155
BALANCE—September 30, 2023	88,430,609	$8	$664,021	$(981)	$(264,780)	$398,268

BALANCE—December 31, 2021	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock under employee stock plans	36,596	—	361	—	—	361
Issuance of common stock on exercise of options	389,855	—	629	—	—	629
Stock-based compensation expense	—	—	3,024	—	—	3,024
Net loss	—	—	—	—	(19,088)	(19,088)
Other comprehensive loss	—	—	—	(954)	—	(954)
BALANCE—March 31, 2022	60,689,609	$6	$489,762	$(1,089)	$(116,882)	$371,797
Issuance of common stock on exercise of options	148,761	—	363	—	—	363
Stock-based compensation expense	—	—	2,918	—	—	2,918
Net loss	—	—	—	—	(26,697)	(26,697)
Other comprehensive loss	—	—	—	(492)	—	(492)
BALANCE—June 30, 2022	60,838,370	$6	$493,043	$(1,581)	$(143,579)	$347,889
Issuance of common stock on exercise of options	148,566	—	654	—	—	654
Stock-based compensation expense	—	—	2,672	—	—	2,672
Net loss	—	—	—	—	(26,647)	(26,647)
Other comprehensive loss	—	—	—	(454)	—	(454)
BALANCE—September 30, 2022	60,986,936	$6	$496,369	$(2,035)	$(170,226)	$324,114
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,565)	$(72,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,785	1,116
Gain on disposal of fixed assets	(34)	—
Non-cash consideration for licensing and collaboration revenue	(61)	(205)
Change in fair value of equity securities	(3)	73
Stock-based compensation expense	10,194	8,615
Change in fair value of MSKCC success payments liability	(395)	(1,041)
Acquired in-process research and development	—	300
(Accretion of discounts) and amortization of premiums on investments, net	(6,042)	106
Non-cash lease expense	1,551	1,622
Changes in operating assets and liabilities:
Accounts receivable	(931)	756
Contract assets	588	(411)
Other receivables	(130)	2,783
Prepaid expenses and other current assets	852	(1,613)
Other assets	(30)	(361)
Accounts payable	1,089	(2,568)
Accrued expenses and other current liabilities	2,848	909
Deferred revenue, current and long-term	(16,337)	(3,277)
Operating lease liabilities	(291)	(279)
Other liabilities	—	(15)
Net cash used in operating activities	(71,912)	(65,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	283,193	163,130
Purchases of marketable securities	(310,566)	(252,552)
Purchases of property and equipment	(9,336)	(4,697)
Payments to acquire in-process research and development	—	(300)
Net cash used in investing activities	(36,709)	(94,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering expenses	134,536	—
Proceeds from issuance of common stock in a private placement with Pfizer	17,290	—
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	1,508	2,006
Proceeds from issuance of common stock related to at-the-market offering, net of offering expenses	1,007	—
Net cash provided by financing activities	154,341	2,006
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	45,720	(158,335)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	58,384	240,466
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$104,104	$82,131
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$104,058	$82,085
Restricted cash	46	46
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$104,104	$82,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$170	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$556	$757
Offering costs included in accrued expenses	$113	$—
Right-of-use-assets obtained in exchange for new operating lease liabilities	$—	$26,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (the “Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables superior editing precision to develop cell therapies that are armored to improve antitumor activity. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.
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
Liquidity
We have incurred net losses and negative cash flows from operations since our inception and we had an accumulated deficit of $264.8 million as of September 30, 2023. During the nine months ended September 30, 2023, we incurred a net loss of $67.6 million and used $71.9 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our generation of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $396.7 million as of September 30, 2023, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our condensed consolidated financial statements.
In July and August of 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten follow-on public offering for total net proceeds of approximately $134.4 million, which included the full exercise of the underwriters’ right to purchase 2,884,615 additional shares of our common stock.
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
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in marketable securities and equity securities. Substantially all of our cash and cash equivalents are deposited in accounts at two financial institutions, and our account balances exceed federally insured limits. We mitigate the risks by investing in high-grade instruments, limiting our exposure to one issuer, and we monitor the ongoing creditworthiness of the financial institutions and issuers.
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Nine Months Ended		As of September 30, 2023	As of December 31, 2022
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Licensee A	*	17.2%	*	16.4%	23.6%	23.8%
Licensee B	90.8%	51.7%	79.1%	54.2%	62.6%	36.6%
Total	90.8%	68.9%	79.1%	70.6%	86.2%	60.4%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of September 30, 2023, or December 31, 2022.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, and interim reporting periods within fiscal years beginning after December 15, 2023. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. We adopted ASU 2016-13 on January 1, 2023. The impact of ASU 2016-13 on our financial statements and related disclosures was not material.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs including, in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the nine months ended September 30, 2023, and 2022. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($84,502 included in cash and cash equivalents)	$295,659	$295,659	$—	$—
U.S. government agency bonds	55,476	—	55,476	—
Money market fund investments (included in cash and cash equivalents)	19,556	19,556	—	—
Commercial paper	20,546	—	20,546	—
Corporate debt securities	5,470	—	5,470	—
Total fair value of assets	$396,707	$315,215	$81,492	$—
Liabilities:
MSKCC success payments liability	$1,256	$—	$—	$1,256
Total fair value of liabilities	$1,256	$—	$—	$1,256

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Commercial paper ($26,669 included in cash and cash equivalents)	$96,899	$—	$96,899	$—
U.S. Treasury bills	91,966	91,966	—	—
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,659	—	63,659	—
Corporate debt securities	36,819	—	36,819	—
Money market fund investments (included in cash and cash equivalents)	27,693	27,693	—	—
Total fair value of assets	$317,036	$119,659	$197,377	$—
Liabilities:
MSKCC success payments liability	$1,651	$—	$—	$1,651
Total fair value of liabilities	$1,651	$—	$—	$1,651
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of September 30, 2023, and December 31, 2022 are presented in the following tables (in thousands):

	As of September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($84,502 included in cash and cash equivalents)	$296,314	$15	$(670)	$295,659
U.S. government agency bonds	55,789	—	(313)	55,476
Money market investments (included in cash equivalents)	19,556	—	—	19,556
Commercial paper	20,549	—	(3)	20,546
Corporate debt securities	5,481	7	(18)	5,470
Total cash equivalents and marketable securities	$397,689	$22	$(1,004)	$396,707

Classified as:
Cash and cash equivalents				$104,058
Marketable securities, short-term				234,430
Marketable securities, long-term				58,219
Total cash equivalents and marketable securities				$396,707

	As of December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper ($26,669 included in cash equivalents)	$97,024	$6	$(131)	$96,899
U.S. Treasury bills	92,910	1	(945)	91,966
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,926	25	(292)	63,659
Corporate debt securities	37,002	—	(183)	36,819
Money market investments (included in cash equivalents)	27,693	—	—	27,693
Total cash equivalents and marketable securities	$318,555	$32	$(1,551)	$317,036

Classified as:
Cash and cash equivalents				$58,338
Marketable securities, short-term				189,325
Marketable securities, long-term				69,373
Total cash equivalents and marketable securities				$317,036
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2022	$1,651
Change in fair value	(395)
Balance at September 30, 2023	$1,256
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires. We recorded a $0.1 million and $1.6 million change in the fair value of the MSKCC success payments liability as a loss in other income (expense) in our condensed consolidated statements of operations for the three months ended September 30, 2023, and 2022, respectively. We recorded $0.4 million and $1.0 million change in fair value of the MSKCC success payments liability as a gain in other income (expense) in our condensed consolidated statements of operations for the nine months ended September 30, 2023, and 2022, respectively.
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

(1)MSKCC is entitled to certain success payments if our common stock fair value increases by certain multiples of value based on a comparison of the fair market value of our common stock to $5.1914 per share, adjusted for any future stock splits (the “Initial Share Price”), during a specified time period. For further information regarding our agreement with MSKCC, see Note 4 to the consolidated financial statements included in our Form 10-K.
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the estimated initiation of our AMpLify phase 1 clinical trial for our CB-012 product candidate utilizing the know-how, biological materials, and intellectual property licensed under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (the “MSKCC Agreement”) and the estimated timing of marketing approval for this product candidate from the U.S. Food and Drug Administration (“FDA”). In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the MSKCC success payments liability.
As of September 30, 2023, we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $4.78 per share.
4. Significant Agreements
Since December 31, 2022, there have been no material changes to the key terms of our significant agreements other than the termination notice we received from AbbVie Manufacturing Management Unlimited Company (“AbbVie”) for the Collaboration and License Agreement (as amended, the “AbbVie Agreement”) under which we were developing two allogeneic CAR-T cell therapies for AbbVie. For further information regarding our significant agreements, including the AbbVie Agreement, see Note 4 to the consolidated financial statements included in our Form 10-K. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information on our agreements with Pfizer, Inc. (“Pfizer”), which we entered into on June 29, 2023.
Under the AbbVie Agreement, we received an upfront cash payment of $30.0 million from AbbVie during the year ended December 31, 2021. On September 26, 2023, we received notice from AbbVie that AbbVie elected to terminate the AbbVie Agreement. By mutual agreement with AbbVie, termination of the AbbVie Agreement became effective on October 25, 2023. Due to receipt of the termination notice, we stopped performing preclinical research and development services under the AbbVie Agreement and determined that our performance obligation to AbbVie was substantially completed as of September 30, 2023. Consequently, the remaining $20.8 million of deferred revenue from the upfront cash payment was recognized during the three months ended September 30, 2023.
During the three months ended September 30, 2023, we recognized $21.5 million in licensing and collaboration revenue associated with the AbbVie Agreement, of which $20.8 million had been included in deferred revenue as of the beginning of the period. During the nine months ended September 30, 2023, we recognized $24.5 million in licensing and collaboration revenue associated with the AbbVie Agreement. For the three and nine months ended September 30, 2022, we recognized $1.7 million and $5.5 million in revenue associated with the AbbVie Agreement, respectively. As of September 30, 2023, we had recorded $1.0 million in accounts receivable and, as of December 31, 2022, we had recorded no amounts in accounts receivable in our condensed consolidated balance sheets relating to the AbbVie Agreement. As of September 30, 2023, and December 31, 2022, we had $0.7 million and $0.9 million, respectively, in contract assets in our condensed consolidated balance sheet and consolidated balance sheet, respectively, relating to the AbbVie Agreement.
We enter into agreements with third parties to in-license intellectual property and related materials and know-how. These agreements may include nonrefundable, upfront payments; annual license maintenance fees; sublicensing fees; obligations to reimburse for patent prosecution and maintenance fees; success payments; regulatory clinical and commercial milestones; and royalty payments. Our obligation to make such payments is contingent upon milestones being achieved, licensed products being commercialized, and the agreements remaining in effect.
For the three months ended September 30, 2023, and 2022, we recorded $0.4 million and $0.3 million, respectively, as research and development expense in our condensed consolidated statements of operations related to our license agreements. For the nine months ended September 30, 2023, and 2022, we recorded $1.2 million and $0.8 million, respectively, as research and development expense in our condensed consolidated statements of operations related to our license agreements. For the three months ended September 30, 2023, and 2022, we recorded $0.4 million and $1.4 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our condensed consolidated statements of operations, which includes reimbursements of patent prosecution and maintenance costs of $0.1 million and $0.9 million, respectively. For the nine months ended September 30, 2023, and 2022, we recorded $2.2 million and $4.7 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our condensed consolidated statements of operations, which includes reimbursements of patent prosecution and maintenance costs of $1.3 million and $3.1 million, respectively.
As of September 30, 2023, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $161.2 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three and nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$23,285	$2,966	$30,416	$9,761
Rest of world	377	337	503	398
Total	$23,662	$3,303	$30,919	$10,159
During the three months ended September 30, 2023, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $22.1 million of revenue related to performance obligations satisfied over time that included $21.5 million in licensing and collaboration revenue associated with the AbbVie Agreement, of which $20.8 million had been included in deferred revenue as of the beginning of the period.
During the three months ended September 30, 2022, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.7 million of revenue related to performance obligations satisfied over time.
During the nine months ended September 30, 2023, we recognized $5.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $25.1 million of revenue related to performance obligations satisfied over time which included $24.5 million in licensing and collaboration revenue associated with the AbbVie Agreement.
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
Contract assets are rights to consideration in exchange for a license that we have granted to a licensee when the right is conditional on something other than the passage of time. Our contract asset balances represent reimbursable research costs related to the AbbVie Agreement, as well as royalties and milestone payments from our other license agreements that are unbilled as of the end of a reporting period.
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from the upfront payment received relating to our performance obligation to Pfizer. The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time annual license fees are paid by the licensees and the renewal periods begin.

The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2023 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of September 30, 2023
Accounts receivable	$202	$7,631	$(6,700)	$1,133

Contract assets:
Unbilled accounts receivable	$2,247	$4,664	$(5,253)	$1,658

Contract liabilities:
Deferred revenue, current and long-term	$25,891	$11,537	$(27,874)	$9,554
Unbilled accounts receivable decreased $0.6 million during the nine months ended September 30, 2023, primarily due to the decrease in unbilled research costs under the AbbVie Agreement.
Deferred revenue decreased during the nine months ended September 30, 2023, primarily due to the recognition of deferred revenues related to the completion of our performance obligation to AbbVie as a result of AbbVie’s termination of the AbbVie Agreement, offset by the $7.5 million allocated to the Pfizer information sharing committee, during the nine months ended September 30, 2023. See Notes 4 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
During the nine months ended September 30, 2023, and 2022, we recognized $23.2 million and $3.4 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of September 30, 2023, was approximately $9.6 million. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Patent cost reimbursements	$1,202	$1,638
Accrued interest on marketable securities	543	570
Other	600	7
Total	$2,345	$2,215

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid contract manufacturing and clinical costs	$3,453	$4,803
Prepaid insurance	1,402	1,568
Prepaid income taxes	603	431
Other	1,611	1,119
Total	$7,069	$7,921
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Lab equipment	$14,868	$12,588
Leasehold improvements	1,938	1,876
Computer equipment	761	709
Furniture and equipment	161	161
Construction in progress	7,275	993
Total property and equipment, gross	25,003	16,327
Less: accumulated depreciation and amortization	(8,405)	(5,649)
Property and equipment, net	$16,598	$10,678
Depreciation and amortization expenses related to property and equipment were $1.6 million and $0.4 million, respectively, for the three months ended September 30, 2023, and 2022. Depreciation and amortization expenses related to property and equipment were $2.8 million and $1.1 million, respectively, for the nine months ended September 30, 2023, and 2022.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation and related expenses	$6,688	$5,752
Accrued research and development expenses	7,866	6,731
Accrued patent expenses	889	1,331
Accrued expenses related to sublicensing revenues	688	596
Credit card liability	453	299
Other	1,646	1,370
Total	$18,230	$16,079
7. Related Party Transactions
Edge Animal Health
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, the “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a private company, related party, under which we granted Edge an exclusive worldwide license to Cas9 and Cas12a chRDNA intellectual property rights and know-how in the defined field of veterinary therapeutics. As consideration for this exclusive license, Edge issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in Edge and entitles us to hold one of the four board of director seats and to jointly vote with another stockholder on a second board of director seat. As of September 30, 2023, we had appointed one of the four Edge directors. We concluded that Edge is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As Edge’s convertible preferred stock is not in substance common stock, we recorded this investment using the measurement alternative in accordance with ASC 321, Investments–Equity Securities. Under the measurement alternative, our investment in Edge’s convertible preferred stock was initially recorded at its estimated fair value, and the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with Edge. As of each of September 30, 2023, and December 31, 2022, the carrying value of the Edge investment was $7.5 million. There have been no changes to the carrying value of the investment during the three months ended September 30, 2023.
On May 16, 2023, we entered into an Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (the “Edge Cas9 License Agreement”), under which we granted Edge an exclusive worldwide license to certain CRISPR-Cas9 intellectual property rights in the field of veterinary therapeutics. Previously, on May 15, 2020, we had entered into an Option for an Exclusive License under which Edge could exercise its option within three years upon payment of a total of $1.2 million, which Edge paid, and we entered into the Edge Cas9 License Agreement. We did not recognize any revenue in connection with the Edge Cas9 License Agreement during the three months ended September 30, 2023. We recognized $1.2 million of revenue in connection with the Edge Cas9 License Agreement during the nine months ended September 30, 2023. We did not recognize any revenue in connection with the Edge Cas9 License Agreement in 2022.
Pfizer Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Pfizer, pursuant to which we, in a private placement transaction (the “Pfizer Investment”), agreed to issue and sell to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million. The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 that is being evaluated in the CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement (the “Information Rights Agreement”), having a thirty-six (36)-month term. Under the Information Rights Agreement, we granted Pfizer a thirty (30)-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation would be reinstated. Under the Information Rights Agreement, we also agreed to grant Pfizer the right to designate one representative to serve on our scientific advisory board. Through an information sharing committee, we will provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
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
During each of the three- and nine-month periods ended September 30, 2023, we recognized $0.6 million of revenue from Pfizer. As of September 30, 2023, there was approximately $6.9 million of related party deferred revenue ($2.5 million included in current liabilities and $4.4 million included in long-term liabilities) related to our performance obligation to Pfizer.
8. Leases
Operating Lease Obligations
As of September 30, 2023 we had operating leases for our laboratory and office space in Berkeley, California, consisting of approximately 75,000 square feet, with remaining lease terms up to 8.8 years. Certain of our laboratory and office space lease agreements include options to extend the terms for a period of five years and also contain provisions for future rent increases. In addition to base rent, we pay our share of operating expenses and taxes.
The components of lease costs, which are included in our statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)	$1,937	$1,822	$5,749	$5,443
Short-term lease cost	63	—	188	83
Total lease cost	$2,000	$1,822	$5,937	$5,526
(1) Included $0.7 million and $0.6 million of variable lease cost related to operating expenses and taxes for the three months ended September 30, 2023, and 2022, respectively. Included $1.9 million and $1.6 million of variable lease cost related to operating expenses and taxes for the nine months ended September 30, 2023, and 2022, respectively.
Supplemental information related to our leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,597	$2,454
The weighted-average remaining lease term and the weighted-average discount rate for our laboratory and office leases were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	7.6	8.3
Weighted-average discount rate	11.3%	11.3%

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of September 30, 2023 (in thousands):

Remainder of 2023(1)	$744
2024(2)	3,876
2025	4,475
2026	5,720
2027	5,922
Thereafter	22,116
Total undiscounted lease payments	42,853
Less: imputed interest	(15,398)
Total discounted lease payments	27,455
Less: current portion of lease liability	(1,139)
Noncurrent portion of lease liability	$26,316
(1)Reflects an offset of $0.4 million related to incentives expected to be received in 2023.
(2)Reflects an offset of $0.7 million related to incentives expected to be received in 2024.
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2023, and December 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (the “Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint.
Additionally, on March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (the “Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint.
We believe these lawsuits are without merit and intend to vigorously defend the claims asserted against us.
10. Common Stock
Common stock reserved for future issuance consisted of the following:

	As of September 30, 2023	As of December 31, 2022
Stock options, issued and outstanding	9,523,394	6,733,074
Stock options, authorized for future issuance	5,894,280	5,833,979
Stock available under our employee stock purchase plan	1,516,355	1,044,518
Unvested restricted stock units and performance-based restricted stock units	168,438	256,146
	17,102,467	13,867,717
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
In July and August 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten follow-on public offering at a price to the public of $6.50 per share, which included the full exercise of the underwriters’ right to purchase 2,884,615 additional shares of our common stock. The total gross proceeds from the offering were approximately $143.7 million ($134.4 million net of underwriting discounts and commissions and offering expenses). The shares were issued pursuant to the Shelf Registration Statement.
At-the-market Equity Offering Program
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) equity offering program, pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. During the nine months ended September 30, 2023, we sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”) that became effective on July 22, 2021. As of September 30, 2023, we had 5,894,280 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the nine months ended September 30, 2023:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)*

Outstanding at December 31, 2022	6,733,074	$9.01	8.2	$8,203
Options granted	3,406,801	5.74
Options exercised	(209,925)	3.44
Options cancelled or forfeited	(406,556)	6.69
Outstanding at September 30, 2023	9,523,394	$8.06	8.3	$3,139
Exercisable at September 30, 2023	3,906,573	$7.88	7.5	$2,527
Vested and expected to vest at September 30, 2023	9,523,394	$8.06	8.3	$3,139
*The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended September 30, 2023, and 2022, we granted 384,095 and 372,600 stock options to employees with a weighted average grant date fair value of $3.64 and $6.43, respectively. During the nine months ended September 30, 2023, and 2022, we granted 3,406,801 and 1,206,750 stock options to employees with a weighted average grant date fair value of $3.91 and $5.84, respectively.
We estimated the fair value of each employee and non-employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Volatility	74.2% to 74.6%	74.2%	74.2% to 75.0%	71.7% to 74.2%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.5 to 6.0
Risk-free interest rate	4.1% to 4.6%	3.1% to 3.7%	3.5% to 4.6%	1.7% to 3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2023, there was $29.7 million of unrecognized stock-based compensation expense related to employee and non-employee stock options that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units
During the nine months ended September 30, 2023, we did not grant any restricted stock units (“RSUs”) or performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of September 30, 2023 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2023	256,146	$10.07
Vested	(78,596)	10.04
Forfeited	(9,112)	9.90
Unvested, September 30, 2023	168,438	$10.10
The PSUs were granted to our executive officers and will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024, and an executive officer’s continued employment during the performance period. As of September 30, 2023, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years. As of September 30, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. We have issued 207,567 shares of common stock under the ESPP as of September 30, 2023. We recorded $0.2 million in accrued liabilities related to contributions withheld as of September 30, 2023.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee and non-employee equity-based awards grants in our condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,464	$1,072	$4,324	$3,139
General and administrative	2,014	1,601	5,870	5,476
Total	$3,478	$2,673	$10,194	$8,615
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$3,188	$2,479	$9,188	$8,190
ESPP	96	80	427	209
RSUs	194	114	579	216
Total	$3,478	$2,673	$10,194	$8,615
There was no stock-based compensation expense related to non-employees for the three months ended September 30, 2023, and was less than $0.1 million for the three months ended September 30, 2022. There was no stock-based compensation expense related to non-employees for the nine months ended September 30, 2023, and $0.1 million for the nine months ended September 30, 2022.

12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Tax Code”). Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the three months ended September 30, 2023, and 2022, we contributed $0.3 million and $0.2 million, respectively, to our 401(k) plan. During the nine months ended September 30, 2023, and 2022, we contributed $0.8 million and $0.6 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three- and nine-month periods ended September 30, 2023, and 2022 due to our operating losses.
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(10,002)	$(26,647)	$(67,565)	$(72,432)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	83,783,992	60,886,921	68,878,921	60,731,520
Net loss per share, basic and diluted	$(0.12)	$(0.44)	$(0.98)	$(1.19)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30, 2023	As of September 30, 2022
Stock options outstanding	9,523,394	6,649,892
RSUs and PSUs issued and outstanding	168,438	259,769
Shares committed under ESPP	134,276	49,109
	9,826,108	6,958,770
15. Subsequent Events
We did not have any subsequent events as of the filing date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2023.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development programs, including our expectations about the timing of such programs; the expected timing of disclosure of clinical data from such programs; the safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
As a result of many factors, including but not limited to risks related to our limited operating history, history of net operating losses, financial position and our ability to raise additional capital as needed to fund our operations and product candidate development; risks inherent in the development of cell therapy products; risks associated with the initiation, cost, timing, progress, and results of current and future research and development programs, preclinical studies, and clinical trials; the risk that initial, preliminary, or interim clinical trial data will not ultimately be predictive of the safety and efficacy of our product candidates or that clinical outcomes may differ as patient enrollment continues and as more clinical data becomes available or different conclusions or considerations are reached once additional data have been received and fully evaluated; the risk that preclinical study results will not be borne out in human patients; risks related to our ability to obtain and maintain regulatory approval for our product candidates; risks that our product candidates, if approved, may not gain market acceptance due to negative public opinion and increased regulatory scrutiny of cell therapies involving genome editing; risks related to our ability to meet future regulatory standards with respect to our products; risks related to our ability to establish and/or maintain intellectual property rights covering our product candidates and genome-editing technology; risks of third parties asserting that our product candidates infringe their patents; risks related to developments of our competitors and our industry; risks related to our reliance on third parties to conduct our clinical trials and manufacture our product candidates; risks caused by public health crises such as the COVID-19 pandemic or geopolitical events on our business and operations; and other risks described in greater detail in the section of our Form 10-K titled “Risk Factors,” and in other filings we make with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables superior editing precision to develop cell therapies that are armored to improve antitumor activity. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.
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
Our lead product candidate, CB-010, to our knowledge, is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improved the durability of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”). We completed the dose escalation portion of the ANTLER trial and advanced into the dose expansion portion, and we are enrolling second-line large B cell lymphoma (“LBCL”) patients to determine the recommended phase 2 dose. CB-010 has received Regenerative Medicine Advanced Therapy (“RMAT”) designation for r/r LBCL and Fast Track designation for r/r B-NHL from the U.S. Food and Drug Administration (“FDA”). Additionally, CB-010 has received orphan drug designation from the FDA for follicular lymphoma. On July 13, 2023, we announced results of the long-term follow-up from the dose escalation portion of the ongoing ANTLER phase 1 trial evaluating our CB-010 product candidate. We plan to meet with the FDA by year end 2023 to discuss a potential pivotal clinical trial for CB-010 in second-line LBCL patients, and we plan to share FDA feedback by year-end 2023. CB-010 is, to our knowledge, the first anti-CD19 allogeneic CAR-T cell therapy to be evaluated in second-line LBCL patients. We also plan to report initial dose expansion data in second-line LBCL patients from the ongoing ANTLER trial in the first half of 2024.
Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that targets BCMA. CB-011 is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein by a genome-edited knockout of the B2M gene and insertion of a B2M–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”), enabling expression of HLA-E on the CAR-T cell surface. This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our ongoing CaMMouflage phase 1 clinical trial in patients with relapsed or refractory multiple myeloma (“r/r MM”). CB-011 has received Fast Track designation for r/r MM from the FDA. We plan to provide updates on dose escalation as the CaMMouflage phase 1 trial advances.
Our third product candidate, CB-012, is an allogeneic CAR-T cell therapy targeting CLL-1. CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). We have received clearance of our CB-012 investigational new drug application (“IND”) from the FDA. CB-012 will be evaluated in the AMpLify phase 1 clinical trial for patients with relapsed or refractory AML (“ r/r AML”).
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
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock. Our net losses for the three months ended September 30, 2023, and 2022 were $10.0 million and $26.6 million, respectively. Our net losses for the nine months ended September 30, 2023, and 2022 were $67.6 million and $72.4 million, respectively. We had an accumulated deficit of $264.8 million as of September 30, 2023. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially if and as we:

•advance the ANTLER phase 1 clinical trial for our CB-010 product candidate, the CaMMouflage phase 1 clinical trial for our CB-011 product candidate, and the AMpLify phase 1 clinical trial for our CB-012 product candidate;
•continue our current research programs and our preclinical and clinical development of our other current product candidates, including CB-020 and any other product candidates we identify and choose to develop;
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
•experience any delays, challenges, or other issues associated with any of the above, including the failure of clinical trials meeting endpoints, unanticipated preclinical results or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;
•make royalty, milestone, or other payments under current, and any future, in-license or assignment agreements;
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company.
We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T and CAR-NK cell therapy product candidates themselves. We expect to continue to rely on our CMOs for the manufacturing of our preclinical study and clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide greater flexibility and control over our clinical or commercial manufacturing needs.
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

To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $23.7 million and $3.3 million for the three months ended September 30, 2023, and 2022, respectively, and $30.9 million and $10.2 million for the nine months ended September 30, 2023, and 2022, respectively. See Notes 4, 5, and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our condensed consolidated balance sheets. The capitalized amounts are recognized as expenses as the goods are delivered or as related services are performed. We separately track certain external costs on a program-by-program basis; however, we do not track costs that are deployed across multiple programs.
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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
External costs:
Expenses related to licensing, sublicensing revenue, and milestones	$968	$439	$2,141	$1,301
Services provided by CROs, CMOs, clinical sites, and other third parties that conduct preclinical studies and clinical trials on our behalf	11,928	6,557	32,345	20,190
Other research and development expenses	3,352	4,627	12,181	11,957
Total external costs	16,248	11,623	46,667	33,448
Internal costs:
Personnel-related expenses	8,836	6,365	25,702	17,256
Facilities and other allocated expenses	3,500	2,003	8,427	5,790
Total internal costs	12,336	8,368	34,129	23,046
Total research and development expenses	$28,584	$19,991	$80,796	$56,494
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended September 30, 2023, and 2022, we recorded $0.2 million and $1.0 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense. During the nine months ended September 30, 2023, and 2022, we recorded $1.3 million and $3.1 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023, and 2022
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Licensing and collaboration revenue	$23,662	$3,303	$20,359
Operating expenses:
Research and development	28,584	19,991	8,593
General and administrative	9,711	9,849	(138)
Total operating expenses	38,295	29,840	8,455
Loss from operations	(14,633)	(26,537)	11,904
Other income (expense):
Change in fair value of equity securities	(4)	31	(35)
Change in fair value of the MSKCC success payments liability	(139)	(1,607)	1,468
Other income, net	4,774	1,466	3,308
Total other income (expense)	4,631	(110)	4,741
Net loss	$(10,002)	$(26,647)	$16,645
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $20.4 million to $23.7 million for the three months ended September 30, 2023, from $3.3 million for the three months ended September 30, 2022. This increase was primarily related to an increase of $19.8 million recognized under the Collaboration and License Agreement (as amended, the “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”), which includes the recognition of the previously deferred revenue that was recognized in full upon termination of the AbbVie Agreement.

The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
AbbVie	$21,476	$1,709	$19,767
Pfizer, related party	622	—	622
Other licensees	1,564	1,594	(30)
Total licensing and collaboration revenue	$23,662	$3,303	$20,359
Research and Development Expenses
Research and development expenses increased by $8.6 million to $28.6 million for the three months ended September 30, 2023, from $20.0 million for the three months ended September 30, 2022. This increase was primarily related to increases of $5.4 million of net increase in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by an increases of $3.2 million due to timing of CMO activities, and $2.2 million in CRO activities for clinical trials; $2.5 million in personnel-related expenses, including stock-based compensation, due to headcount increases; $1.5 million in other facilities and allocated expenses; and $0.5 million in expenses related to licenses, sublicensing revenue, and milestones; partially offset by a decrease of $1.3 million in other research and development expenses.

General and Administrative Expenses
General and administrative expenses decreased by $0.1 million to $9.7 million for the three months ended September 30, 2023, from $9.8 million for the three months ended September 30, 2022. This decrease was primarily related to decreases of $1 million in patent prosecution and maintenance costs; and $0.4 million in director and officer insurance, accounting, and other service related expenses; partially offset by an increase of $1.1 million in personnel-related expenses, including stock-based compensation, due to headcount increases.
Total Other Income (Expense)
Total other income (expense) increased by $4.7 million for three months ended September 30, 2023, as compared to the three months ended September 30, 2022.
We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $0.1 million and $1.6 million, for the three months ended September 30, 2023, and 2022, respectively.
Other income, net increased by $3.3 million during the three months ended September 30, 2023, compared to September 30, 2022. The increase primarily relates to a $3.3 million increase in interest income earned from marketable securities.
Comparison of the Nine Months Ended September 30, 2023, and 2022
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Licensing and collaboration revenue	$30,919	$10,159	$20,760
Operating expenses:
Research and development	80,796	56,494	24,302
General and administrative	28,740	29,486	(746)
Total operating expenses	109,536	85,980	23,556
Loss from operations	(78,617)	(75,821)	(2,796)
Other income (expense):
Change in fair value of equity securities	3	(73)	76
Change in fair value of the MSKCC success payments liability	395	1,041	(646)
Other income, net	10,654	2,421	8,233
Total other income	11,052	3,389	7,663
Net loss	$(67,565)	$(72,432)	$4,867
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $20.8 million to $30.9 million for the nine months ended September 30, 2023, from $10.2 million for the nine months ended September 30, 2022. This increase was primarily related to increases of $19.0 million recognized under the AbbVie Agreement with AbbVie, which includes the recognition of the previously deferred revenue that was recognized in full upon termination of the AbbVie Agreement, and $1.2 million related to the Edge Cas9 License Agreement.

The following table summarizes our revenue by licensee for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
AbbVie	$24,458	$5,506	$18,952
Edge Animal Health, related party	1,150	—	1,150
Pfizer, related party	622	—	622
Other licensees	4,689	4,653	36
Total licensing and collaboration revenue	$30,919	$10,159	$20,760
Research and Development Expenses
Research and development expenses increased by $24.3 million to $80.8 million for the nine months ended September 30, 2023, from $56.5 million for the nine months ended September 30, 2022. This increase was primarily related to increases of $12.2 million of net increase in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by an increases of $5.3 million due to timing of CMO activities, and $6.8 million in CRO activities for clinical trials; $8.4 million in personnel-related expenses, including stock-based compensation, due to headcount increases; $2.6 million in other facilities and allocated expenses; and $0.8 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses decreased by $0.7 million to $28.7 million for the nine months ended September 30, 2023, from $29.5 million for the nine months ended September 30, 2022. This decrease was primarily related to decreases of $2.5 million in director and officer insurance, legal, accounting, and other service-related expenses; and $0.9 million in expenses related to licenses, sublicensing revenue, and milestones partially; offset by increases of $2 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and $0.6 million in other facilities and allocated expenses.
Total Other Income
Total other income increased by $7.7 million for nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.4 million and $1.0 million, respectively, for the nine months ended September 30, 2023, and 2022, respectively.
Other income, net increased by $8.2 million during the nine months ended September 30, 2023, compared to September 30, 2022. The increase primarily relates to a $8.2 million increase in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our capital stock, including sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds; from our initial public offering (“IPO”) in 2021, which generated approximately $321.0 million in net proceeds; and from an underwritten follow-on public offering in 2023, which generated approximately $134.4 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock. Additionally, we received a $25.0 million equity investment from Pfizer Inc. (“Pfizer”) through a private placement transaction in June 2023. Further, through September 30, 2023, we received approximately $90.9 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $34.6 million that was received from AbbVie under the AbbVie Agreement.

On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022. As of September 30, 2023, we had sold securities in an aggregate amount of $144.9 million under the Shelf Registration Statement.
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”). Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. During the nine months ended September 30, 2023, we sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
In July and August 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten follow-on public offering at a price to the public of $6.50 per share, which included the full exercise of the underwriters’ right to purchase 2,884,615 additional shares of our common stock. The total net proceeds from the offering were approximately $134.4 million, after deducting underwriting discounts and commissions and offering expenses. The shares were sold under the Shelf Registration Statement.
As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $396.7 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments as described in Note 8 to our condensed consolidated financial statements included elsewhere in this Form 10-Q, and payments under certain of our license agreements as described in Note 4 to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of this Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
Strategic Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Pfizer, pursuant to which we, in a private placement transaction (the “Pfizer Investment”), agreed to issue and sell to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million. The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 product candidate that is being evaluated in the CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement (the “Information Rights Agreement”), having a thirty-six (36)-month term. Under the Information Rights Agreement, we granted Pfizer a thirty (30)-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation would be reinstated. Under the Information Rights Agreement, we also agreed to grant Pfizer the right to designate one representative to serve on our scientific advisory board. Through an information sharing committee, we will provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2023, and 2022
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cash used in operating activities	$(71,912)	$(65,922)	$(5,990)
Cash used in investing activities	(36,709)	(94,419)	57,710
Cash provided by financing activities	154,341	2,006	152,335
Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,720	$(158,335)	$204,055
Cash Used in Operating Activities
Net cash used in operating activities was $71.9 million and $65.9 million for the nine months ended September 30, 2023, and 2022, respectively.
Cash used in operating activities for the nine months ended September 30, 2023, was primarily due to our net loss of $67.6 million, adjusted by non-cash charges of $8.0 million and net changes in our operating assets and liabilities of $12.3 million. Our non-cash charges were primarily comprised of $10.2 million of stock-based compensation, $2.8 million of depreciation and amortization expense, and non-cash lease expense of $1.6 million, which were partially offset by accretion of discounts on investments of $6.0 million, and change in the fair value of the MSKCC success payments liability of $0.4 million. The changes in our operating assets and liabilities were primarily due to an increase in accounts receivable of $0.9 million and decreases of $16.3 million in deferred revenue, current and long-term, and $0.3 million in operating lease liabilities, partially offset by decreases in prepaid expenses and other current assets of $0.9 million, contract assets of $0.6 million, and increases of $2.8 million in accrued expenses and other current liabilities, and $1.1 million in accounts payable.
Cash used in operating activities for the nine months ended September 30, 2022, was primarily due to our net loss of $72.4 million, adjusted by non-cash charges of $10.6 million and net changes in our operating assets and liabilities of

$4.1 million. Our non-cash charges were primarily comprised of $8.6 million of stock-based compensation, non-cash lease expense of $1.6 million, $1.1 million of depreciation and amortization expense, and acquired in-process research and development of $0.3 million, which were partially offset by the change in the fair value of the MSKCC success payments liability of $1.0 million. The changes in our operating assets and liabilities were due to increases of $1.6 million in prepaid expenses and other current assets, $0.4 million in contract assets, $0.4 million in other assets, and decreases of $2.6 million in accounts payable, $3.3 million in deferred revenue, and $0.3 million in operating lease liabilities, partially offset by decreases of $0.8 million in accounts receivable and $2.8 million in other receivables, an increase of $0.9 million in accrued expenses and other current liabilities.
Cash Used in Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities was $36.7 million, and during the nine months ended September 30, 2022, cash used in investing activities was $94.4 million.
Cash used in investing activities for the nine months ended September 30, 2023, was primarily due purchases of marketable securities of $310.6 million and property and equipment of $9.3 million, partially offset by proceeds from the sales and maturities of marketable securities of $283.2 million.
Cash used in investing activities for the nine months ended September 30, 2022, was primarily due to purchases of marketable securities of $252.6 million, property and equipment of $4.7 million, and in-process research and development of $0.3 million, partially offset by the proceeds from maturities of marketable securities of $163.1 million.
Cash Provided by Financing Activities
During the nine months ended September 30, 2023, and 2022, cash provided by financing activities was $154.3 million and $2.0 million, respectively.
Cash provided by financing activities for the nine months ended September 30, 2023, was primarily due to $134.5 million of net proceeds from our follow-on public offering, $17.3 million of net proceeds allocated to the issuance of common stock in a private placement transaction with Pfizer, net proceeds from our at-the-market equity offering program of $1.0 million, and the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan (“2021 ESPP”) of $1.5 million.
Cash provided by financing activities for the nine months ended September 30, 2022, was due to the exercise of stock options and purchases of common stock under the 2021 ESPP of $2.0 million.
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
Indemnification Agreements
As permitted under Delaware General Corporation Law and in accordance with our amended and restated bylaws, we indemnify our executive officers and directors for certain events or occurrences while such officer or director is or was serving in such capacity. We are also party to indemnification agreements with our executive officers, directors, and controller. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the nine months ended September 30, 2023. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
Item 4. Controls and Procedures.
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of September 30, 2023, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (the “Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (the “Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint.
We believe these lawsuits are without merit and intend to vigorously defend the claims asserted against us.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2023
All unregistered sales of equity securities during the three months ended September 30, 2023, were previously reported on a Current Report on Form 8-K.
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

Caribou Biosciences, Inc.

Date: November 7, 2023	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)