Form 10-Q/A
period 2023-03-31
Caribou Biosciences, Inc.
filed 2023-11-17
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Caribou Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 9, 2023 (the “Original 10-Q”). The sole purpose of this Amendment is to file revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

The Company is filing revised Exhibits 31.1 and 31.2, being the Certifications of Principal Executive Officer and Principal Financial Officer adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, solely in order to include certification language that was inadvertently omitted from such exhibits when originally filed: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. Because no financial statements have been included in this Amendment, paragraph 3 of the Section 302 certifications has been omitted. Except as described above, the Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q, and the Company’s other filings with the SEC subsequent to the filing of the Original 10-Q. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4, and 5 of each of the revised certifications filed as exhibits to the Amendment.

PART II—OTHER INFORMATION
Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: November 17, 2023	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2023	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)