Form 10-Q/A
period 2023-06-30
Caribou Biosciences, Inc.
filed 2023-11-17
CIK 1619856

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

EXPLANATORY NOTE
Caribou Biosciences, Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on August 8, 2023 (the “Original 10-Q”). The sole purpose of this Amendment is to file revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

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