Form 10-K
period 2023-12-31
Caribou Biosciences, Inc.
filed 2024-03-11
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements are restatements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on such date, was $263.4 million This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any purpose.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2024 was 90,314,501.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

Risk Factors Summary
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. These risks include, among others, the following:
•We have incurred significant operating losses since our inception and anticipate that we will incur continued operating losses for the foreseeable future and may not be able to achieve or sustain profitability.
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
•We are early in our development efforts and it will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval, and ultimately commercialize our product candidates, or we experience significant delays in doing so, our business will be materially harmed.
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
•Our business is highly dependent on the success of our product candidates, which will require significant additional preclinical studies and/or human clinical trials before we can seek regulatory approval and commercialize our product candidates. If we are unable to advance our preclinical studies and clinical trials and obtain regulatory approval for, and successfully commercialize, our product candidates for the treatment of patients in approved indications, or if we are substantially delayed in doing so, our business will be significantly harmed.
•If we experience delays or difficulties enrolling patients in the clinical trials for our product candidates, including our CB-010, CB-011, and CB-012 product candidates, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.
•Our clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates and if this happens, the development of our product candidates may be delayed or unsuccessful, which could prevent or delay regulatory approval and commercialization.
•If our product candidates cause serious adverse events or undesirable side effects, including injury and death, or have other properties that could delay or prevent regulatory approval, they would have limited or no commercial potential.
•We rely on third parties to supply the materials for, and the manufacturing of, our clinical product candidates, and, if such product candidates receive regulatory approval, we may continue our reliance on third parties for manufacturing of our commercial products. Our success is subject to the performance of these third parties.
•We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or do not meet deadlines, we may not be able to obtain regulatory approval of, or commercialize, our product candidates.
•We face significant competition from other biotechnology and pharmaceutical companies, which may result in other companies developing or commercializing products before, or more successfully than, we do, thus rendering our product candidates non-competitive or reducing the size of the market for our product candidates. Our operating results will suffer if we fail to compete effectively.

•If we do not possess the necessary intellectual property rights covering our CRISPR chRDNA genome-editing technologies, our product candidates, and other proprietary technologies, we may not be able to block competitors or to compete effectively in the market.
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
•Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings or other patent challenges.
•Our future success depends on our ability to retain our executive officers and to attract, retain, and motivate qualified personnel.

•Our internal computer systems, or those of third parties with which we interact, may fail or suffer security breaches, which could result in a material disruption of the development of our product candidates and research programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
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
Throughout this Annual Report on Form 10-K, “Company,” “Caribou,” “Caribou Biosciences,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Caribou Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Caribou Biosciences, Inc.
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

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development, including our expectations with respect to their timing and the expected disclosure of clinical and preclinical data; the safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; plans and objectives of management for future operations; and the like. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•our expectations regarding the initiation, timing, progress, and results of our product candidate clinical trials and our preclinical research programs, including our timing expectations relating to the release of additional patient data from our ongoing clinical trials for CB-010, CB-011, and CB-012, as well as timing for the initiation of different phases of these trials;
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
•the timing or likelihood of regulatory filings and approvals for our product candidates;
•our ability to take advantage of expedited regulatory pathways for our product candidates;
•our strategic plans for our business, product candidates, research programs, and technologies;
•the expected benefits of potential strategic collaborations with third parties, including our agreements with Pfizer and our ability to attract additional collaborators;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and genome-editing technology;
•anticipated developments related to our competitors and our industry;
•our ability to adequately secure our information technology systems and the regulated data stored therein, as required by law;
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions; military conflicts in Ukraine and the Middle East; and economic sanctions and economic slowdowns or recessions that may result from such developments that could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
•estimates regarding the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements; and
•our anticipated use of our existing resources, capital requirements, and the timing of and need for additional financing.
The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.
v

PART I
Item 1. Business.
Overview

We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing to develop cell therapies that are armored to improve activity against diseases. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) -T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.

We are initially focused on advancing our allogeneic cell therapies for the treatment of hematologic malignancies. Our therapies are directed at established cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies, to enhance activity against devastating diseases.
Our Pipeline

Our pipeline includes three clinical-stage allogeneic cell therapies from our CAR-T cell platform targeting the treatment of hematologic malignancies. Our pipeline is shown below:

* Also known as CD371

Figure 1. We are developing a pipeline of three clinical-stage allogeneic CAR-T cell therapies for the treatment of hematologic malignancies.
Our Programs
Our lead product candidate, CB-010, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-CD19 allogeneic, or off-the-shelf, CAR-T cell therapy to be evaluated in patients with second-line relapsed or refractory large B cell lymphoma (“r/r LBCL”). To our knowledge, CB-010 is also the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. We have demonstrated in preclinical models that the PD-1 knockout improved the durability of antitumor activity by disrupting a pathway that leads to rapid T cell exhaustion. CB-010 has received regenerative medicine advanced therapy (“RMAT”) designation for r/r LBCL, fast track designation for relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”), and orphan drug designation for follicular lymphoma (“FL”) from the U.S. Food and Drug Administration (“FDA”).

CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial in patients with r/r B-NHL. In the dose escalation portion of our ANTLER clinical trial, 16 patients were enrolled and treated with a single dose of CB-010. Three dose levels of CB-010 were evaluated: dose level 1 (40x106 viable CAR-T cells, n=8), dose level 2 (80x106 viable CAR-T cells, n=5), and dose level 3 (120x106 viable CAR-T cells, n=3). CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. Based on these encouraging dose escalation data, we are evaluating CB-010 in second-line LBCL patients in the dose expansion portion of our ongoing ANTLER trial to determine the recommended phase 2 dose (“RP2D”). In the second quarter of 2024, we plan to present initial dose expansion data, the RP2D in second-line LBCL patients and emerging translational data from the ANTLER phase 1 clinical trial, as well as an updated timeline for the pivotal phase 3 trial initiation.

Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in patients with relapsed or refractory multiple myeloma (“r/r MM”). Dose level 1 (50x106 viable CAR-T cells, n=3) and dose level 2 (150x106 viable CAR-T cells, n=3) have cleared in our CaMMouflage clinical trial without any observed dose-limiting toxicities (“DLTs”), and we are currently enrolling patients at dose level 3 (450x106 viable CAR-T cells). CB-011 has received fast track and orphan drug designations for r/r MM from the FDA. We plan to present initial dose escalation data from our CaMMouflage clinical trial by year-end 2024.
The third product candidate from our CAR-T cell platform is CB-012, an allogeneic CAR-T cell therapy targeting CLL-1 (also known as CD371). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies, and its manufacture requires a total of five genome edits. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). We have dosed the first patient in our AMpLify phase 1 clinical trial, which is evaluating CB-012 at dose level 1 (25x106 viable CAR-T cells) in patients with relapsed or refractory AML (“r/r AML”).

Additionally, we are developing our early research-stage allogeneic CAR-NK cell platform derived from genome-edited induced pluripotent stem cells (“iPSCs”). We have multiple armoring strategies in development for our CAR-NK cell platform, including a Casitas B-Lineage lymphoma proto-oncogene-B (“CBLB”) gene knockout to enhance cell activity, IL-15/IL-15RA fusion gene insertion for enhanced cell persistence, and immune cloaking to reduce T cell-mediated rejection and to prevent NK cell fratricide (collectively, “NK cell self-killing”). As part of our regular portfolio prioritization process, we have paused the development of CB-020, a ROR-1-targeted CAR-NK cell therapy product candidate for the treatment of solid tumors. We are continuing to develop our CAR-NK cell platform and believe CAR-NK cells have potential for the treatment of multiple diseases.

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

Our Team
Our team and our culture are critical to our mission to develop innovative, transformative therapies for patients with devastating diseases through our novel CRISPR chRDNA genome editing technology. We were founded in 2011 by globally-recognized pioneers in CRISPR genome editing and nucleic acid biology: Jennifer A. Doudna, Ph.D., who was a co-recipient of the 2020 Nobel Prize in Chemistry for the development of CRISPR-Cas9 as a method for genome editing; Martin Jinek, Ph.D., Associate Professor at the University of Zurich in the Department of Biochemistry; James Berger, Ph.D., Professor in the Department of Biophysics and Biophysical Chemistry at the Johns Hopkins University School of Medicine; and Rachel E. Haurwitz, Ph.D., who has served as our president and chief executive officer since our formation. Drs. Doudna and Jinek serve on our scientific advisory board (“SAB”), which also includes world experts in patient care, clinical trial development to support commercialization, immunotherapies, CAR-T cell development and microbiome interactions, and NK cell biology. Our team of employees includes some of the scientists who invented the technologies we use today in our research and product development and who continue to drive innovation.
Genome-Editing Landscape and Limitations
Genome editing is a class of technologies that facilitate making specific changes to deoxyribonucleic acid (“DNA”) sequences inside living cells. Canonical genome editing occurs in two steps, as shown in figure 2 below. In the first step, a double-stranded break (“DSB”) is made at the location of the genome where the edit is desired. A cell typically has two ways to repair the DSB, which results in the knockout of a gene or the insertion of new genetic material: non-homologous end joining (“NHEJ”) and homology-directed repair (“HDR”), respectively. NHEJ is an error-prone process in which the broken DNA ends are reattached. During NHEJ, the cell typically inserts or deletes a few nucleotides at the DSB. These insertions and deletions (“indels”) destroy the coding sequence for the targeted gene, resulting in the knockout of the targeted sequence. HDR, by contrast, is a more controlled repair system where the cell incorporates donor DNA delivered during the experiment into the DSB, resulting in the site-specific insertion of the provided DNA sequence.
Figure 2. Genome editing may be initiated by generating a DSB in chromosomal DNA at a desired location. The cell will seal the break by an error-prone process called NHEJ, leading to the formation of indels, resulting in a site-specific gene knockout. If a donor DNA template is provided to the cell during genome editing that encodes a gene of interest, a process called HDR will result in the insertion of the donor DNA in a site-specific manner.
There are several well-established genome-editing technologies being applied to generate immune cell therapies currently in preclinical research or clinical development, including zinc-finger nucleases (“ZFNs”), transcription activator-like effector nucleases (“TALENs”), and meganucleases, but each has limitations with respect to both agility and ability to generate site-specific gene insertions with high efficiency. More recently, CRISPR genome-editing technology has been used for the generation of ex vivo immune cell therapeutics.
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
Our CRISPR Hybrid RNA-DNA (chRDNA) Technologies
Overview
We deploy a new, next-generation CRISPR genome-editing platform, our novel chRDNA technologies, which uses hybrid guides containing both RNA and DNA for editing genomic DNA, providing a powerful tool with the potential to expand the use of allogeneic cell therapies. The advantages of our chRDNA technologies include:
•Specificity: Significantly fewer off-target events are observed using our chRDNA guides versus first-generation CRISPR-Cas9 or CRISPR-Cas12a systems using all-RNA guides. The improved genome-editing specificity from the use of our chRDNA guides leads to a high degree of editing specificity with lower levels of off-target events. See figure 3 below.
•High efficiency: We achieve a high degree of on-target gene knockout and insertion efficiency, facilitating robust multiplex editing including multiple gene insertions. For example, for CB-011, Cas12a chRDNA genome editing leads to >60% of manufacturing-scale T cells with all four intended edits, including two separate site-specific gene insertions. See figure 4 below.
•Versatility: Our chRDNA guides are compatible with, and offer utility across, multiple cell types.
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

Figure 4. Cas12a chRDNA genome editing mediates high rates of site-specific gene insertion. Cas12a chRDNA genome editing and adeno-associated virus serotype 6 (“AAV6”) transduction leads to >60% of manufacturing-scale engineered T cells with all 4 edits (2 gene inserts and 2 gene knockouts).
Our chRDNA Guides
Our chRDNA technologies use the canonical Streptococcus pyogenes Cas9 protein or the Acidaminococcus sp. Cas12a protein and a guide that is composed of a mixture of RNA and DNA nucleotides in both the region that interacts with the chromosomal target DNA and in the region that does not interact with the target DNA. The presence of DNA in a chRDNA guide significantly improves editing specificity relative to an all-RNA guide. Like Cas9, Cas12a is a CRISPR associated enzyme used to edit genomic DNA site-specifically. See figures 5 and 6 below.
Figure 5. Our next-generation chRDNA guides are hybrid molecules that contain both RNA and DNA nucleotides. They enable significantly improved specificity compared to first-generation all-RNA guides.

Cell selection
chRDNA genome editing technology
Cell therapies
T cells
Cas9
CB-010
T cells
iPSCs
Cas12a
CB-011
CB-012
iPSC-derived therapy

Figure 6. We use our novel chRDNA guides with Cas9 or Cas12a in the development of our allogeneic cell therapies.
Our chRDNA Guides: Highly Specific On-Target Genome Editing
Our chRDNA guides mediate higher genome-editing specificity as compared to all-RNA guides. Our chRDNA guides retain sufficiently high affinity to edit a genome at the intended location; however these guides have sufficiently low affinity for potential off-target sites to reduce the likelihood of a genome edit at an unintended location. We evaluated the integrity and performance of chRDNA guides by employing two unique assays, the SITE-Seq® assay and the VINE assay, on two genes known from the scientific literature to suffer from high rates of off-target editing with either the Cas9 or Cas12a protein. As seen in figure 3 above, all-RNA guides generated both robust on-target and off-target editing. We developed chRDNA guides that target the exact same genomic locations that achieve equivalent on-target editing compared to the all-RNA guides. In contrast to the all-RNA guides, the chRDNA guides induce minor to no detectable off-target editing. For any single genome edit, the chRDNA platform provides high specificity for use in our product candidates. We have generated chRDNA guides for Cas9 and for Cas12a targeting multiple distinct locations in the human primary T cell genome that lead to high efficiency and high specificity editing. We published an article in Molecular Cell, a peer-reviewed journal, on the mitigation of off-target editing using Cas9 chRDNAs (Donohoue, P.D. et al., Molecular Cell 81, 3637–3649, September 2, 2021). Figure 3 above shows the increased editing specificity with Cas9 and Cas12a chRDNA guides relative to all-RNA guides.
Our chRDNA Guides: Achieve Equivalent, High Gene Knockout Efficiencies Compared to Conventional all-RNA Guides
The inclusion of DNA in our chRDNA guides does not impair their activity, and they achieve knockout efficiencies in human primary T cells with either the Cas9 or Cas12a protein that are equivalent to the knockout efficiencies achieved with all-RNA guides.
Our chRDNA Guides: Cas12a chRDNA-Mediated Editing Drives High Efficiency Gene Insertions
One of the challenges in the genome-editing field is obtaining a high degree of site-specific gene insertion. High efficiency gene knockout is achievable with a variety of genome-editing technologies, but achieving high efficiency gene insertion is more challenging. Either Cas9 or Cas12a can be used to insert a new gene into a genome. We use the combination of the Cas12a protein and our chRDNA guides to generate particularly high and reproducible gene insertion rates. Gene insertion requires delivery of the new gene into the target cells. To insert genes into T cells with our chRDNA technology, we transduce the cells with AAV6, which contains the DNA template of interest to facilitate the integration of the DNA into the double-stranded break generated by the Cas9 chRDNA complex or the Cas12a chRDNA complex via the HDR pathway.

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
Immune Cell Therapies
Overview
Immune cell therapies have emerged as a revolutionary and potentially curative treatment for multiple kinds of cancers. The regulatory approval and commercialization of multiple first-generation CD19- and BCMA-directed autologous CAR-T cell products have laid the foundation and opened a path for the development of more advanced cell therapeutics, including CAR-T cell products with next-generation capabilities and approaches. Among these approaches, allogeneic cell therapy is positioned to unlock the broad potential of immune cells as a leading therapeutic modality. Expansion, trafficking, and sufficient antitumor activity of allogeneic CAR-T cells are critical to achieving long-term efficacy. We believe that the genome-editing technologies currently utilized in the allogeneic cell therapy field have limited specificity, efficiency, and versatility for performing the multiplex editing necessary to address these challenges.
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
Allogeneic Cell Therapies
Despite the regulatory approvals and commercialization of autologous CAR-T cell therapies, several limitations have prevented autologous therapies from achieving the full potential of CAR-T cell products:
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
Off-the-shelf, or allogeneic, versions of CAR-T cell therapies derived from healthy donors or stem cells are attractive options for several reasons.
•Off-the-shelf availability. Allogeneic CAR-T cells are manufactured in advance, are stored in inventory, and are available immediately for eligible patients, which significantly shortens wait time whereas autologous CAR-T cell therapies require patients to undergo leukapheresis and then wait for their individual therapy to be manufactured.
•Broad patient access. Allogeneic cell therapies derived from healthy donor cells have the potential to provide therapeutic options for patients who are ineligible for autologous CAR-T cell treatments due to the condition of their T cells or rate of disease progression.
•Bridging therapy not required. Patients receiving autologous cell therapy may require bridging therapy to treat their cancer from the time their T cells are collected until their CAR-T cell therapy is manufactured and administered. Patients receiving allogeneic cell therapy, however, do not have to wait for their CAR-T cell therapy to be manufactured and thus may avoid the potential need for bridging therapy.
•More efficient and scalable manufacturing. Allogeneic approaches utilize cells from healthy donors or stem cells, resulting in a streamlined manufacturing process and enhanced scalability relative to autologous cell therapies where each patient requires their own batch of cell therapy.
•Healthy donor cells engineered with genome-editing strategies for enhanced activity against disease. Allogeneic cell therapies are prone to rapid rejection by a patient’s immune system, thus limiting antitumor activity. Donor-derived or stem cell-derived allogeneic cell therapies can be armored via one or multiple genome-editing strategies with the intent of enhancing activity against disease.
Our Strategy
Key Components of our Strategy
Our mission is to develop innovative, transformative therapies for patients with devastating diseases through our novel chRDNA genome editing. Our overarching goal is to build an integrated company that discovers, develops, manufactures, and commercializes genome-edited therapies that have the potential to treat patients with significant unmet needs. Our initial focus is on allogeneic cell therapies for hematologic malignancies, and our chRDNA technologies offer broad potential applications longer-term.
Key components of our strategy include:
•Applying our chRDNA genome-editing technology to engineer allogeneic cell therapies from our CAR-T and CAR-NK platforms that have the potential for durable activity against disease. Our chRDNA technologies enable us to design allogeneic cell therapies with the potential to achieve enhanced cell killing activity through the use of tailored armoring strategies, including (i) checkpoint disruption, such as through a knockout of PD-1 to sustain the initial activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion; (ii) immune cloaking of CAR-T cells to reduce rejection by the patient’s immune system; (iii) cytokine support to enhance antitumor activity; and (iv) a combination of these strategies.
•Developing allogeneic CAR-T cell therapies against clinically proven targets for the treatment of hematologic malignancies. CB-010 is being evaluated in our ANTLER phase 1 clinical trial in patients with r/r B-NHL, and CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in patients with r/r MM. CB-010 is directed to the CD19 antigen and CB-011 is directed to the BCMA antigen. These targets have been clinically proven in autologous CAR-T cell therapies that have received regulatory approvals, which reduces target risk as we evaluate the safety, antitumor activity, and duration of response of our clinical-stage allogeneic CAR-T cell therapies.
•Developing additional allogeneic CAR-T cell therapies against new targets for the treatment of hematologic malignancies. Immune cell therapies have emerged as an exciting and powerful approach for difficult-to-treat hematologic malignancies in patients with limited treatment options. We are applying our chRDNA platform and insights from our more advanced programs to design allogeneic CAR-T cell therapies against targets, such as CLL-1, for diseases for which there are no approved autologous CAR-T cell therapies, such as AML. Our CB-012 product candidate is directed to the CLL-1 target and is being evaluated in our AMpLify phase 1 clinical trial in patients with r/r AML.
•Developing our research-stage CAR-NK cell platform by leveraging our iPSC-derived NK cell (“iNK”) capabilities. We believe NK cells are a promising cell type for disease treatment. We have developed robust protocols to edit iPSCs and to differentiate and expand them into iNK cells.
•Reinforcing our leadership in CRISPR genome editing through strategic investments in our platform and new technologies. Our company was founded by leaders in CRISPR biology and the core of our company is based on genome editing technologies protected by a robust IP portfolio. We will continue to invest in these areas to maintain our prominence in the field and to develop therapies in which our genome edits confer potential benefits to patients.
•Further expanding patient access to cell therapies via selective strategic collaborations. We plan to seek opportunities with select collaborators as appropriate to accelerate our ability to develop therapeutics to address significant unmet medical need.
•Pursuing potential indications both within and outside of oncology, selectively on our own and through strategic collaborations. We believe that our technology has broad potential to generate gene and cell therapies in oncology and in therapeutic areas beyond oncology. Potential applications include immune cell therapies and in vivo genome-editing therapies. We aspire to maximize the value of our technologies and capabilities for patient benefit through internal investment and development and collaborations.
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
Engineering Enhanced Antitumor Activity is the Key to Unlocking the Full Potential of Allogeneic Cell Therapies
CAR-T cells will generally proliferate in response to antigen engagement via their respective CAR. However, allogeneic CAR-T cells are rapidly rejected by a patient’s immune system due to their divergent donor-derived genetic profile. We believe engineering CAR-T cells to achieve enhanced antitumor activity is necessary for the realization of the full potential of allogeneic cell therapies. Furthermore, development of an allogeneic CAR-T cell therapy requires genome editing to remove proteins from donor T cells that may recognize and attack a patient’s tissue that, without removal, would pose a risk of graft versus host disease (“GvHD”).
Our Approach: Armoring Cell Therapies for Enhanced Antitumor Activity
We believe that engineering enhanced antitumor activity is the key to unlocking the full potential of allogeneic cell therapies. Our strategies to improve CAR-T cell antitumor activity are three-fold: (i) checkpoint disruption, through a knockout of PD-1 to sustain the antitumor activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion, (ii) immune cloaking the CAR-T cells to blunt rapid rejection by the patient’s immune system, and (iii) a combination of these two strategies. Similar approaches may be used for our CAR-NK cell platform where improved targeting, CAR-NK cell survival, and enhancement of cell activity is thought to be key.
Checkpoint Disruption with PD-1 Knockout Strategy
One of the approaches we deploy to increase the antitumor activity of CAR-T cells is to remove PD-1 from the CAR-T cell surface. The PD-1/PD-L1 pathway leads to rapid exhaustion of T cells. This occurs when a T cell expressing PD-1 engages with another cell expressing PD-L1. Tumor cells and the patient’s own cells can express PD-L1, leading to interaction with PD-1 and subsequent exhaustion of the CAR-T cells. We use our chRDNA technology to knockout the PDCDI gene to eliminate PD-1 expression from the CAR-T cell surface, thereby preventing PD-1/PD-L1-mediated exhaustion. We believe that knocking out PD-1 will maintain the CAR-T cells in a higher antitumor state for an extended period of time, and we believe this will result in greater initial tumor debulking in the patient. To our knowledge, our CB-010 product candidate is the first allogeneic CAR-T cell therapy in a clinical study with a PD-1 knockout, and we believe the PD-1 knockout enhances the potential for durable antitumor response of an allogeneic CAR-T cell therapy.
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
Our Pipeline
We are advancing a pipeline of three clinical-stage allogeneic CAR-T cell therapies focused on the treatment of hematologic malignancies. Our pipeline is set forth in figure 9 below.
* Also known as CD371
Figure 9. We are developing a pipeline of three clinical-stage allogeneic CAR-T cell therapies for hematologic malignancies.
CB-010
Overview: Strategy and Rationale
Our lead product candidate is CB-010, a healthy donor-derived, genome-edited, allogeneic CAR-T cell therapy targeting CD19-positive malignancies, being evaluated in the ongoing first-in-human, open-label, multicenter ANTLER phase 1 clinical trial (NCT04637763) in the United States, Australia, and Israel in adults with r/r B-NHL. CB-010 is designed to prevent rapid CAR-T cell exhaustion and confer a better therapeutic index compared to other allogeneic CAR-

T cell therapies. To manufacture CB-010, we make three modifications to healthy donor-derived T cells using our Cas9 chRDNA genome-editing technology:

CB-010
PD-1 KO
3
Anti-CD19
CAR
TCR KO
2
1
PD-L1
CD19
MHC I
NHL cell

Figure 10. CB-010 has a PD-1 knockout for potentially enhanced activity against disease.
1.TRAC knockout: We knock out the TRAC gene in order to eliminate expression of the TCR from the surface of the CAR-T cells. The removal of TCR expression is intended to eliminate the risk of GvHD in patients.
2.Site-specific insertion of the anti-CD19 CAR: We insert the CD19-targeted CAR into the TRAC gene by AAV6 transduction and HDR.
3.PD-1 knockout: We knock out the PDCD1 gene, which encodes for PD-1, a checkpoint receptor, for enhanced antitumor activity, potentially leading to a better therapeutic index.
To our knowledge, CB-010 is the first allogeneic CAR-T cell therapy in the clinic with a PD-1 knockout. Other CAR-T cell therapies that express endogenous PD-1 could become rapidly exhausted and lose antitumor activity due to the interaction between PD-1 and its ligand PD-L1. The PD-1/PD-L1 pathway leads to rapid exhaustion in T cells. This occurs when a T cell expressing PD-1 engages with another cell expressing PD-L1. B cell tumors and the patient’s own cells can express PD-L1, leading to interaction with PD-1 and subsequent exhaustion of the CAR-T cells. We eliminate PD-1 expression from the CB-010 CAR-T cells, thereby preventing PD-1/PD-L1-mediated exhaustion. More than half of B-NHL tumors express PD-L1, and expression of PD-L1 in B-NHL correlates with poorer outcomes. We believe that knocking out PD-1 will maintain the CAR-T cells in a higher antitumor state for an extended period of time, which we believe will result in greater initial tumor debulking in the patient, thereby enabling a potentially better therapeutic index relative to PD-1-expressing CAR-T cells.
Target Indication

We are developing CB-010 for the treatment of r/r B-NHL, with a focus on second-line LBCL. NHL is the most common hematologic malignancy with an estimated 80,500 cases, or 4% of all cancers, diagnosed in the United States in 2023 according to the National Cancer Institute SEER database. LBCL is a subtype of B-NHL and typically presents as a rapidly growing mass or enlarging lymph nodes in a nodal or extranodal site. LBCL subtypes include diffuse large B cell lymphoma not otherwise specified (“DLBCL NOS”), high-grade B cell lymphoma (“HGBL”), primary mediastinal large B cell lymphoma (“PMBCL”),transformed follicular lymphoma (“tFL”), and transformed marginal zone lymphoma (“tMZL”). In 2022, approximately 10,000 second-line LBCL patients were newly diagnosed in the US.
Overall, for aggressive r/r B-NHL, newer immunologically-mediated therapies under investigation include checkpoint inhibitors, bispecific antibodies, and CAR-T cells. FDA-approved autologous CD19-specific CAR-T cell therapies have shown significant complete response rates, improved progression-free survival, and extended overall survival. Despite the clinical benefits of these FDA-approved autologous CAR-T cell therapies, they are expensive and challenging to manufacture, and many patients are ineligible, cannot wait the long vein-to-vein time, and may require bridging therapy. Thus, there remains a significant unmet medical need for patients with r/r B-NHL.

ANTLER Phase 1 Clinical Trial for CB-010 in r/r B-NHL
CB-010 is being evaluated in our ANTLER phase 1 clinical trial for the treatment of adult patients with aggressive forms of r/r B-NHL. In dose escalation, CB-010 was evaluated in patients with several aggressive subtypes of r/r B-NHL, the majority of which were third-line or later. In the ongoing dose expansion portion of ANTLER, CB-010 is being evaluated in second-line patients with LBCL. To our knowledge, CB-010 is the first anti-CD19 allogeneic CAR-T cell therapy to be evaluated in the second-line LBCL setting. Our ANTLER trial currently excludes patients who have previously received CD19-targeted therapy.
Patients in our ANTLER phase 1 clinical trial receive a lymphodepletion regimen prior to CAR-T cell infusion. The lymphodepletion regimen includes two chemotherapy agents, cyclophosphamide and fludarabine, which are generally used for lymphodepletion prior to autologous CAR-T cell therapy. To ensure optimal engraftment of the allogeneic CB-010 cells, we use a more intensive regimen of these chemotherapeutic agents than is used with the commercially approved autologous CAR-T cell therapies, namely cyclophosphamide at 60 mg/kg/day for 2 days, then fludarabine at 25 mg/m2/day for 5 days. The objectives of our ANTLER trial include the assessment of safety, including the incidence of DLT adverse events within 28 days after CB-010 infusion, as well as the overall objective response rate and the identification of the RP2D, as shown in figure 11 below.
Our ANTLER phase 1 clinical trial consists of two parts and we estimate enrolling up to approximately 60 patients across multiple centers in the United States and internationally. Part A was a dose escalation following a standard 3 + 3 design, with sequential, increasing single doses of CB-010, and was completed with 16 patients dosed. Part B is the dose expansion portion where CB-010 is evaluated to determine the RP2D in second-line LBCL patients. The FDA granted CB-010 RMAT designation for r/r LBCL, fast track designation for r/r B-NHL, and orphan drug designation for FL.
1 Subtypes include: diffuse large B cell lymphoma (“DLBCL”), high-grade B cell lymphoma (“HGBL”), transformed DLBCL from FL (“tFL”), primary mediastinal large B cell lymphoma (“PMBCL”), FL (aggressively behaving with POD24 (high risk)), and marginal zone lymphoma (“MZL”).
2 LBCL subtypes include: DLBCL NOS, HGBL, transformed DLBLC from FL or MZL, and PMBCL.
3 Clin Cancer Res. 2011 July 1; 17(13): 4550–4557. doi:10.1158/1078-0432.CCR-11-0116
4 Includes two backfill patients at dose level 1 and two backfill patients at dose level 2.
Figure 11. Our ANTLER phase 1 clinical trial is designed to evaluate CB-010 in r/r B-NHL patients. The study consists of two parts: Part A is a dose escalation with a 3 + 3 design, with sequential, increasing single doses in patients with r/r B-NHL. Part B is the expansion portion where CB-010 is evaluated to determine the RP2D in second-line LBCL patients.

ANTLER Phase 1 Trial Clinical Data for CB-010

On July 13, 2023, we announced the following positive results of the long-term follow-up from the dose escalation portion of our ANTLER phase 1 trial.

1 Aggressively behaving, with disease progression within 24 months of front-line chemoimmunotherapy (POD24), which is high risk.
2 Primary refractory disease.
3 The three-month scan for patient 5 was conducted on day 63 post-CB-010 infusion, pursuant to the investigator’s discretion.
4 Patients 13-16 are backfill patients at the 40x106 cells and 80x106 cell doses.
5 Overall response rate (“ORR”). Certain patients with initial complete response (“CR”) or partial response (“PR”) progressed to progressive disease (“PD”) at various assessment time points as indicated in the chart.
* Update on patient 4 presented at Lymphoma Leukemia & Myeloma Congress 2023; CR is ongoing through month 21.
Figure 12. Results from the dose escalation portion of our ongoing ANTLER phase 1 clinical trial showed a 94% ORR (15 of 16 patients) following a single dose of CB-010; 69% of patients (11 of 16) achieved a CR; and 44% of patients (7 of 16) had a CR at 6 months or after (24 months is the longest CR maintained to date). (Data as of July 13, 2023, data collection ongoing, efficacy based on Lugano criteria.)
Safety results from patients at all three dose levels showed CB-010 was generally well-tolerated with adverse events (“AEs”) consistent with autologous or allogeneic anti-CD19 CAR-T cell therapies. No grade 3+ cytokine release syndrome (CRS) and no GvHD cases were observed. The most common AEs included thrombocytopenia (69% grade 3+), neutropenia (56% grade 3+), and anemia (50% grade 3+). See details in figure 13 below.

Event (N=16)	Any Grade[1] N (%)	All Grade 3+ N (%)	Related Grade 3+ N (%)
Total number of TEAEs, N	**348**	**96**	**28**
Subjects with TEAE, n (%)	**15 (94)**	**14 (88)**	**8 (50)**
Thrombocytopenia/platelet count decreased	11 (69)	11 (69)	5 (31)
Anemia	11 (69)	8 (50)	1 (6)
Neutropenia/Neutrophil count decreased	10 (63)	9 (56)	1 (6)
Cytokine release syndrome	7 (44)	-	-
White blood cell count decreased	7 (44)	7 (44)	4 (25)
Fatigue	4 (25)	-	-
Lymphocyte count decreased	4 (25)	3 (19)	1 (6)
Blood creatinine increased	4 (25)	-	-
ICANS (immune effector cell-associated neurotoxicity)	4 (25)	2 (13)	2 (13)
Fall	3 (19)	-	-
Diarrhea	3 (19)	-	-
Hypoalbuminemia	2 (13)	-	-
Hypocalcemia	2 (13)	-	-
Hyponatremia	2 (13)	-	-
Muscular weakness	2 (13)	-	-
Febrile neutropenia	2 (13)	2 (13)	1 (6)
Syncope	2 (13)	2 (13)	-
Pulmonary embolism	2 (13)	1 (6)	-
Atrial fibrillation	1 (6)	1 (6)	1 (6)
Acute kidney injury	1 (6)	1 (6)	-
Cellulitis	1 (6)	1 (6)	-
Encephalopathy[2]	1 (6)	1 (6)	1 (6)
Hyperglycemia	1 (6)	1 (6)	-

1 TEAEs are defined as adverse events (AEs) with a start date on or after the CB-010 infusion date.
2 Encephalopathy and grade 4 ICANS events were related and occurred in same patient. Table includes AEs with at least two subjects at any single dose level or at least one subject with a higher than grade 3 TEAE. (As of May 4, 2023 data cutoff date.)

Figure 13. Results from the dose escalation portion of our ongoing ANTLER phase 1 clinical trial show CB-010 was generally well-tolerated with such adverse events as are expected for anti-CD19 CAR-T cell therapies.
We are currently evaluating CB-010 in patients with second-line r/r LBCL in our ANTLER phase 1 clinical trial. On December 12, 2023, we announced that we had received feedback from the FDA following a Type B clinical meeting and recent communications regarding CB-010. The FDA provided feedback on a phase 3 randomized controlled trial for CB-010 for patients with r/r LBCL, stating that our proposed comparator arm of platinum-based immunochemotherapy followed by high dose chemotherapy and autologous stem cell transplantation is acceptable. In the second quarter of 2024, we plan to present initial dose expansion data, the RP2D in second-line LBCL patients and emerging translational data from the ANTLER phase 1 clinical trial, as well as an updated timeline for the pivotal phase 3 trial initiation.
CB-011
Overview: Strategy and Rationale
CB-011 is a healthy donor-derived, genome-edited, allogeneic CAR-T cell therapy targeting BCMA-positive malignancies that is being evaluated in the ongoing open-label, multicenter CaMMouflage phase 1 clinical trial (NCT05722418) in the United States in adults with r/r MM. The CB-011 cells express a potent, humanized anti-BCMA CAR that exhibits better performance in preclinical in vivo antitumor activity assays compared to other anti-BCMA CARs we evaluated. We acquired a novel humanized scFv directed to BCMA that we use for the generation of the BCMA-specific CAR in CB-011.
We believe that the edits we make to immune cloak the product will maintain the CB-011 cells in the patient’s circulation longer. We make four genome edits using the Cas12a chRDNA technology to manufacture CB-011 as shown in figure 14 below.
Figure 14. CB-011 is engineered with an immune cloaking strategy to potentially improve antitumor activity. CB-011 has a BCMA-specific CAR insertion, a knockout of the TCR, an insertion of a B2M–HLA-E fusion protein, and a knockout of B2M.
1.TRAC knockout: We knock out the TRAC gene to eliminate expression of the TCR from the surface of the CAR-T cells. The removal of TCR expression is intended to prevent GvHD in patients.
2.Site-specific insertion of the humanized anti-BCMA CAR: We insert the BCMA-targeted CAR into the TRAC gene by AAV6 transduction and homology-directed repair.
3.B2M knockout: We knock out the B2M gene, which encodes for a protein necessary for the presentation of HLA class I molecules on the surface of a T cell. The disruption of the B2M locus yields a cell product that does not express endogenous HLA class I molecules, limiting the ability of the patient’s cytotoxic CD8+ T cells to detect and reject the CAR-T cell therapy.
4.Site-specific insertion of a B2M–HLA-E fusion protein: We site-specifically insert a transgene that fuses B2M, HLA-E, and a peptide by AAV6 transduction and homology-directed repair. HLA-E is a minor class I antigen that interacts with NK cells. This insertion, combined with the B2M gene knockout, yields a cell product that has only HLA-E, and no other class I antigens, on its surface. The presence of only HLA-E is designed to prevent both the patient’s T cells and NK cells from rapidly rejecting the therapy.

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
Target Indication
We are developing CB-011 for the treatment of r/r MM. In 2023, 1.8% of all cancers were MM. The median age of diagnosis is 69 years, and there were an estimated 35,730 new cases in 2023 in the United States with an estimated 12,590 deaths in 2023. Five-year survival in these patients is approximately 58%.
There has been significant interest in and activity against BCMA as a target over the past few years with the regulatory approval of two new autologous CAR-T cell therapy products and a bispecific antibody targeting BCMA. Despite the clinical benefits of commercial autologous CAR-T cell therapies, they are expensive and challenging to manufacture, and many patients are ineligible; bispecific antibodies require patients to receive frequent treatments and are associated with high infection rates.
Additionally, many treatments for MM are multidrug regimens comprising varying routes of administration and/or convoluted dosing schedules; these regimens can be complex and burdensome for both patients and physicians. The need for simplified dosing schedules remains. Thus, although we expect that approvals of additional therapies may serve to partially mitigate the need for more treatment options in r/r MM, therapies that prolong the lives of r/r MM patients or delay disease progression, address simpler manufacturing, and streamline dosing schedules are critical to address the unmet medical need in patients with r/r MM.
CaMMouflage Phase 1 Clinical Trial for CB-011 in r/r MM
We are evaluating CB-011 in our CaMMouflage phase 1 clinical trial in adult patients with r/r MM. These patients have a documented diagnosis of active MM according to International Myeloma Working Group diagnostic criteria. The patient population includes individuals for whom three or more lines of therapy, including a proteosome inhibitor (“PI”), an immunomodulatory drug (“IMiD”), and an anti-CD38 antibody, have failed. Patients who have received a BCMA-targeted therapy within the last three months and/or prior CAR-T cell therapy are excluded from the trial.
Patients in our CaMMouflage phase 1 clinical trial receive a chemotherapy regimen prior to CAR-T cell infusion. The chemotherapy regimen includes two agents, cyclophosphamide (300 mg/m2/day) and fludarabine (30 mg/m2/day) for three days, which are generally used for lymphodepletion in these doses prior to autologous CAR-T cell therapy. CB-011 is infused two days after completion of lymphodepletion (on Day 0). The objectives of the trial include the assessment of safety, including the incidence of adverse events defined as dose-limiting toxicities after CB-011 infusion, as well as the overall objective response rate and the identification of the maximum tolerated dose (“MTD”) and RP2D, as shown in figure 16 below. In our CaMMouflage trial, dose level 1 (50x106 viable CAR-T cells, n=3) and dose level 2 (150x106 viable CAR-T cells, n=3) have cleared without any DLTs, and we are enrolling patients at dose level 3 (450x106 viable CAR-T cells) for the dose escalation portion of this trial. CB-011 has received fast track and orphan drug designations for r/r MM from the FDA. We plan to present initial dose escalation data from our CaMMouflage clinical trial by year-end 2024.
Our CaMMouflage phase 1 clinical trial is being conducted in two parts across multiple centers in the United States. Part A is a dose escalation following a standard 3 + 3 design, with sequential, increasing single doses of CB-011. Part B is the expansion portion where patients receive CB-011 at the dose levels determined in Part A to determine the RP2D. The trial design also optionally permits the dosing of backfill patients at previously cleared dose levels.
Figure 16. Our CaMMouflage phase 1 clinical trial is designed to evaluate CB-011 in r/r MM patients. The study consists of two parts: Part A is a dose escalation with a 3 + 3 design, with sequential, increasing single doses. Part B is an expansion portion where CB-011 will be evaluated at the dose levels determined in Part A. The study also permits backfill patients at dose levels that were previously deemed safe.
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

*in vitro cytotoxicity measured 24 hours after co-incubation.
Figure 17. Our CB-011 in vitro data demonstrate that expression of the B2M–HLA-E fusion protein reduces NK cell-mediated lysis (left) and B2M knockout reduces T cell-mediated lysis (right).
We acquired a novel humanized scFv directed to BCMA that we use for the generation of the CB-011 CAR. This scFv was selected based on long-term survival demonstrated in the literature and in our preclinical studies. We constructed CARs using this and other anti-BCMA scFvs, and we evaluated the antitumor potential of CAR-T cells expressing these different CARs in mice bearing BCMA-positive tumors. In the left panel of figure 18 below, we show an example of mouse xenograft data comparing CB-011 cells with CAR-T cells expressing an alternative BCMA CAR previously described in the literature and evaluated in multiple clinical trials. CB-011 cells led to statistically significantly longer survival of the tumor-bearing mice compared to an alternative anti-BCMA CAR-T cell or vehicle. In the right panel of figure 18 below, we also show an example of a mouse orthotopic MM tumor xenograft study demonstrating that a single dose of CB-011 led to statistically significant longer survival of tumor-bearing mice compared to a negative control (vehicle).
Figure 18. CB-011 led to statistically significant longer survival of tumor-bearing mice relative to alternative anti-BCMA CAR-T cells. The left panel represents established subcutaneous MM tumor xenograft after a single dose CAR-T cell treatment, and the right panel represents established orthotopic MM tumor xenograft after a single dose CAR-T cell treatment.

CB-012
Overview: Strategy and Rationale
CB-012 is a healthy donor-derived, genome-edited, allogeneic CAR-T cell therapy targeting CLL-1, a receptor expressed on AML tumor cells. We are evaluating CB-012 in the ongoing first-in-human, open label, multicenter AMpLify phase 1 clinical trial (NCT06128044) in the United States. We believe CLL-1 is a compelling target for the treatment of AML as it is expressed on >90% of AML tumors and leukemic stem cells, but not expressed on HSCs. The absence of expression on HSCs indicates that these bone marrow cells will not be targeted by the CLL-1-directed CB-012 CAR-T cells, thereby preventing a patient from loss of a critical compartment of their immune system vital to generating immune cells required for fighting infections and cancer. As such, patients receiving CB-012 treatment should not require an HSC transplant to provide them with myeloid compartment cells for sustained immunity.
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
We make multiple edits to CB-012 using our Cas12a chRDNA technology to enhance its antitumor activity. We edit CB-012 with two armoring strategies, checkpoint disruption (used in CB-010) and immune cloaking (used in CB-011), by implementing five genome edits using our Cas12a chRDNA technology. To our knowledge, CB-012 is the first allogeneic CAR-T cell therapy with both checkpoint disruption, through a PD-1 knockout, and immune cloaking, through a

B2M knockout and B2M–HLA-E fusion protein insertion; both armoring strategies are designed to improve antitumor activity.

Figure 19. CB-012 has both checkpoint disruption and immune cloaking armoring strategies, designed to potentially improve antitumor activity.
1.TRAC knockout: We knock out the TRAC gene to eliminate expression of the TCR from the surface of the CAR-T cells. The removal of TCR expression is intended to prevent GvHD in patients.
2.Human anti-CLL-1 CAR site-specifically inserted into the TRAC gene: We insert the CLL-1-targeted CAR into the TRAC gene by AAV6 transduction and homology-directed repair. The insertion of the CAR yields a cell product that exhibits CLL-1-specific cytotoxicity and eliminates random integration of the CAR transgene achieved via other engineering approaches.
3.PD-1 knockout: We knock out the PDCD1 gene, which encodes for PD-1, a checkpoint receptor, for enhanced antitumor activity, potentially leading to a better therapeutic index.
4.B2M gene knockout: We knock out the B2M gene to reduce HLA class I presentation and T cell-medicated rejection.
5.B2M–HLA-E-peptide fusion transgene site-specifically inserted into the B2M gene: We site-specifically insert a transgene that fuses B2M, HLA-E, and a peptide by AAV6 transduction and homology-directed repair. HLA-E is a minor class I antigen that interacts with NK cells. This insertion, combined with the B2M knockout, yields a cell product that has only HLA-E, and no other class I antigens, on its surface. The presence of only HLA-E is designed to blunt NK cell-mediated rejection.

Target Indication
Acute myeloid leukemia is a cancer of the bone marrow currently treated with chemotherapy, radiation, targeted therapies, and/or HSC transplant. There were an estimated 20,380 new cases of AML in the United States in 2023. Five-year survival in these patients is <30%.
Intensive induction chemotherapy, known as 7 + 3, consisting of cytarabine and an anthracycline is the most effective therapy for adults newly diagnosed with AML, although the treatment has significant associated toxicities. Thus, there remains significant unmet need in the treatment of patients with AML.
AMpLify Phase 1 Clinical Trial for CB-012 in r/r AML
We have dosed the first patient in our AMpLify phase 1 clinical trial, which is evaluating CB-012 in adult patients with r/r AML. Our AMpLify clinical trial includes patients who have not responded to or relapsed after standard treatment and excludes patients who have been treated with more than three prior lines of therapy and patients with proliferative disease. Patients with prior allogeneic or autologous cell therapies are allowed to participate in our AMpLify clinical trial.
Patients in our AMpLify phase 1 clinical trial receive a chemotherapy regimen prior to CAR-T cell infusion. The chemotherapy regimen includes two agents, cyclophosphamide (750 mg/m2/day) and fludarabine (30 mg/m2/day) for three days. Patients then have two days of rest, following by a single CB-012 dose on Day 0. The objectives of the trial include the assessment of safety, including the incidence of AEs defined as DLTs, after CB-012 infusion, as well as the overall objective response rate and the identification of the MTD and/or recommended dose(s) for expansion (“RDE”) and RP2D, as shown in figure 20 below. We are currently enrolling patients at dose level 1 (25x106 viable CAR-T cells) in our AMpLify clinical trial.
Our AMpLify phase 1 clinical trial is an open-label study being conducted in two parts across multiple centers in the United States. Part A is the dose escalation portion following a standard 3 + 3 design, with sequential, increasing single doses of CB-012. Part B is the expansion portion where patients will receive CB-012 at the dose levels determined in Part A to determine the RP2D.
Stem cell transplant (“SCT”)
Figure 20. Our AMpLify phase 1 clinical trial is designed to evaluate CB-012 in r/r AML patients. The study consists of two parts: Part A is the dose escalation portion with a 3 + 3 design, with sequential, increasing single doses. Part B is the expansion portion where CB-012 will be evaluated at the dose levels determined in Part A.
Preclinical Data
We evaluated CB-012 in preclinical animal models, which demonstrated CB-012 significantly reduced tumor burden and increased overall survival. As shown in figure 21 below, in an AML xenograft model, a single dose of CB-012 significantly reduced an orthotopically-established tumor burden over a long duration compared to vehicle, or negative control, treatment.
Figure 21. We conducted orthotopic engraftment of an HL-60 CLL-1 expressing AML model in NOD SCID gamma (“NSG”) mice. Results showed that a single dose of CB-012 significantly reduced tumor burden over a long duration compared to vehicle treatment in this AML xenograft model.
In a second model, we evaluated CLL-1-specific CB-012 CAR-T cells compared to equivalent CAR-T cells that lacked the PD-1 KO in a xenograft model of CLL-1+ PD-L1+ tumor cells to evaluate the impact of the PD-1 knockout in CB-012. As shown in figure 22 below, the CLL-1-specific CB-012 CAR-T cells statistically significantly increased overall survival in the tumor-bearing mice compared to mice that received either control CAR-T cells expressing PD-1 or the vehicle control. The genome edits we use to armor CB-012 may enhance persistence and yield greater antitumor activity.

Figure 22. We conducted orthotopic engraftment of a U937 CLL-1-expressing and PD-L1-expressing cell line in NSG mice. Results demonstrated that the PD-1 knockout strategy in CB-012 increased overall survival compared to control CAR-T cells without the PD-1 knockout.
Our Early-Stage Research
CAR-NK Cell Therapies
We are conducting research on CAR-NK cells derived from edited iPSCs. We have developed robust differentiation and expansion protocols to derive iNKs from iPSCs. These protocols enable us to perform multiple, sophisticated genome edits to iPSCs and differentiate them into iNKs. There are multiple advantages of using iPSCs. They are amenable to higher numbers of genome-editing events than most primary cells. A solitary clone isolated after genome editing will have all the intended edits. This is distinct from the allogeneic CAR-T cell products derived from healthy donor leukapheresis, where a proportion, but not all, of the T cells in a batch contain all the intended edits. This fully edited iPSC clonal line will then be differentiated into iNK cells and expanded for therapeutic use. This platform may enable us to generate sophisticated, armored iNK cell therapies.
An outline of the multi-step iPSC to CAR-NK platform we developed is shown in figure 23 below.

Figure 23. We have developed protocols to edit iPSCs and then differentiate them into CAR-NK cells.
We are developing multiple armoring strategies for our CAR-NK cell platform. In figure 24 below, we show that these strategies can lead to enhanced target cell killing activity and persistence, as well as immune cloaking of the cells, in in vitro and/or in vivo experiments, as presented at the 2022 American Association for Cancer Research and Japanese Cancer Association (AACR-JCA) Conference. We demonstrated that iNK cells with a CBLB knockout exhibit significant enhancement in target cell killing activity compared to wild-type (“WT”) iNK cells in a solid tumor model, as shown in figure 24 below, left panel. We demonstrated that membrane-bound IL-15/IL-15RA fusion (mbIL-15) engineered iNK cells demonstrate enhanced cytotoxicity against a solid tumor cell line (middle panel). We also demonstrated that knockout of the B2M gene and insertion of the B2M–HLA-E fusion protein reduced both CD8+ T cell-mediated killing and NK cell self-killing (fratricide), as shown in figure 24 below, right panel.
Figure 24. We are developing multiple armoring strategies for our CAR-NK cell platform.
As part of our regular portfolio prioritization process, we have paused the development of CB-020, a ROR-1-targeted CAR-NK cell therapy product candidate for the treatment of solid tumors. We are continuing to develop our CAR-NK cell platform and believe CAR-NK cells have potential for the treatment of multiple diseases.
Strategic Agreements
We recognize the broad opportunity presented by our genome-editing technologies to benefit patients, and we appreciate that we do not have sufficient resources to fully exploit this potential across multiple indications and applications. As part of our strategy to maximize the value and benefit of our technologies, we are exploring mutually beneficial strategic collaborations with other biotechnology or pharmaceutical companies. Additionally, we have in-licensed or taken assignment of key technologies important for the development of our product candidates.
Pfizer Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which we, in a private placement transaction, sold to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023.

We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 that is being evaluated in our CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.

On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement, having a thirty-six (36)-month term. Under the Information Rights Agreement, we granted Pfizer a 30-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation will be reinstated. Under the Information Rights Agreement, we also agreed to grant Pfizer the right to designate one representative to serve on our SAB. Through an information sharing committee, we provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.

On June 29, 2023, we and Pfizer also entered into a Voting Agreement, pursuant to which, for a period of 12 months, Pfizer agreed to cause our voting securities that Pfizer beneficially owns (within the meaning of Rules 13d-3 or 13d-5 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) in excess of 4.99% of our then issued and outstanding voting securities to be voted (i) with respect to any matter directly relating to remuneration of directors, directors’ insurance, or indemnification or release from liability of directors, in a manner proportionally consistent with the votes properly cast for and against by holders of voting securities not beneficially owned by Pfizer, and (ii) with respect to any other matter in which Pfizer shall have the right to vote such voting securities, in accordance with the recommendation of our board of directors or any applicable committee thereof.

Memorial Sloan Kettering Cancer Center
On November 13, 2020, we entered into an Exclusive License Agreement with MSKCC (“MSKCC Agreement”), under which we exclusively licensed from MSKCC know-how, biological materials, and related patent families to fully human scFvs targeting CLL-1 (also known as CD371) for use in T cells, NK cells, and genome-edited iPSCs for allogeneic CLL-1-targeted cell therapy. We use one of the licensed scFvs in our CB-012 product candidate. We paid an upfront payment of cash and shares of our common stock and will owe annual license maintenance fees until we have commercial sales. For each licensed CLL-1 product, we will owe potential clinical, regulatory, and commercial milestone payments totaling up to $112.0 million and, if we, or our affiliates or sublicensees, receive regulatory approval for a licensed CLL-1 product, we will owe low- to mid-single-digit percent royalties on net sales by us, our affiliates, and our sublicensees. Our license includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The sublicensing percentage owed decreases as our licensed CLL-1 product candidates move through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if the licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for a percentage of the licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet; provided, however, that these may be extended upon payment of additional fees.

MSKCC is entitled to certain success payments if our stock value increases by certain multiples. The potential payments are based on multiples of the fair market value of our common stock compared with a split-adjusted initial share price of $5.1914 per share, as subject to future adjustments for stock splits, during a specified time period described below. Our common stock price will be determined by reference to the 45-day volume weighted-average trading price of our common stock. At our option, payments may be made in cash or common stock. The relevant time period commences when the first patient is dosed with our first CLL-1 product candidate (CB-012) in the first phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with our first CLL-1 product candidate in the first phase 1 clinical trial. Under the terms of the MSKCC Agreement, the aggregate success payments will not exceed $35.0 million. Additionally, if we undergo a change of control during the relevant time period, a change of control payment may be owed, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid. In no event will the combination of success payments and any change of control payment exceed $35.0 million.

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
ProMab Biotechnologies, Inc. (“ProMab”)
On January 31, 2020, we entered into a Sale and Assignment Agreement with ProMab (as amended, “ProMab Agreement”) under which we purchased a humanized scFv targeting BCMA and a patent family related thereto for an upfront cash payment of $0.4 million and the potential payments of future royalties to ProMab. To date, five U.S. patents have granted (U.S. Patent Nos. 10,927,182; 11,021,542; 11,142,583; 11, 299,549; and 11,472,884) in this patent family. Our anti-BCMA CB-011 product candidate contains this BCMA scFv. Under the terms of the ProMab Agreement, in the event we, or our affiliates or licensees, receive regulatory approval for CB-011, we will owe ProMab low-single-digit percent royalties on net sales by us, our affiliates, and licensees until the expiration, abandonment, or invalidation of the last patent within the assigned patent family (i.e., 2040 for U.S. patents, without patent term adjustment (“PTA”) or patent term extension (“PTE”)). Such royalties may be reduced by no more than 50% if we must pay royalties to a third party for other intellectual property covering our product. Either party may terminate the ProMab Agreement in the event of an uncured material breach or bankruptcy of the other party. If ProMab terminates the ProMab Agreement due to our uncured material breach or bankruptcy, we must cease the manufacture, use, and sale of any products or product candidates incorporating the purchased anti-BCMA scFv.
Pioneer Hi-Bred International, Inc. (“Pioneer,” now Corteva Agriscience)
On July 13, 2015, we entered into an Amended and Restated Collaboration and License Agreement (as amended, “Pioneer Agreement”) with Pioneer (then a DuPont company) that superseded and replaced a prior Collaboration and License Agreement entered into on September 10, 2014. Under the terms of the Pioneer Agreement, we and Pioneer cross-licensed background CRISPR intellectual property portfolios. Pioneer granted us an exclusive worldwide license, with the right to sublicense, to its background CRISPR intellectual property in the field of research tools, and a non-exclusive license, with the right to sublicense, for CRISPR in therapeutics and all fields outside of the Pioneer field, including in the field of human and animal therapeutics. We granted Pioneer an exclusive license, with the right to sublicense, to our background CRISPR intellectual property, including the CVC IP discussed below, in certain agricultural crops, specified microorganisms, a defined industrial bio field, and certain nutrition and health applications (“Pioneer Exclusive Field”), and a non-exclusive license, with the right to sublicense, to Pioneer for CRISPR in certain defined fields outside of research reagents. The Pioneer Agreement continues until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed intellectual property; provided, however, that the parties may terminate the Pioneer Agreement by mutual consent or either party may unilaterally terminate the Pioneer Agreement if there is an uncured breach of a payment obligation, bankruptcy, or failure to maintain or own licensed intellectual property by the other party if the non-breaching party is materially adversely affected by such failure. Under the terms of the Pioneer Agreement, we are obligated to pay low-single-digit percent royalties to Pioneer for our research tool products as well as certain sublicensing revenue in that field. We are eligible to receive milestone payments from Pioneer in the event certain regulatory and commercial milestones are met, for a total of up to $22.4 million, related to specified row crops and we are also eligible to receive low-single-digit percent royalties for defined agricultural products and certain sublicensing revenue in that field.
The chRDNA patent family was developed under a three-year research collaboration between us and Pioneer, which ended December 31, 2016. Initially, this patent family was owned by Pioneer under the terms of the Pioneer Agreement, and we and Pioneer split the costs of patent prosecution and maintenance equally. Pioneer granted us an exclusive license to the chRDNA patent family in the fields of human and animal therapeutics and research tools as well as a non-exclusive license in certain other fields outside of the Pioneer Exclusive Field. Through an amendment to the Pioneer Agreement, dated December 18, 2020, Pioneer assigned the chRDNA patent family to us. Pioneer retained all of its existing rights (including its sublicensing rights) to the chRDNA patent family despite the change in ownership. As consideration for the assignment, we made an upfront payment of $0.5 million and are obligated to pay all patent prosecution and maintenance costs going forward; up to $2.8 million in regulatory milestones for therapeutic products developed by us, our affiliates, and licensees; up to $20.0 million in sales milestones over a total of four therapeutics products sold by us, our affiliates, and licensees; and a percentage of sublicensing revenues received by us for licensing the chRDNA patent family. The sublicensing agreements that we entered into prior to December 18, 2020 (for example, the Intellia Agreement discussed below) are not subject to these economics.

Intellia Therapeutics, Inc. (“Intellia”)
On July 16, 2014, we entered into a License Agreement (as amended, “Intellia Agreement”) with Intellia, LLC (now Intellia Therapeutics, Inc.), under which we granted Intellia an exclusive worldwide license, with the right to sublicense, to certain CRISPR-Cas9 technology for a defined field of human therapeutics in exchange for Intellia stock. The Intellia Agreement included a license to certain of our future CRISPR-Cas9 intellectual property until such time as our direct or indirect ownership percentage in Intellia dropped below 10%, called the IP cut-off date, which occurred on January 30, 2018. Intellia granted us an exclusive worldwide license, with the right to sublicense, to its CRISPR-Cas9 technology for all fields outside of the defined field of human therapeutics, including a license to certain of Intellia’s future CRISPR-Cas9 intellectual property until the IP cut-off date. Each party had the right to opt in to any licenses in its field of use entered into by the other party prior to the IP cut-off date, subject to the terms and conditions of such license, and Intellia opted into our Pioneer Agreement and thus has a license to the Pioneer background CRISPR-Cas9 intellectual property. Under the Intellia Agreement, each party is responsible for 30% of the other party’s expenses for prosecution and maintenance of the licensed intellectual property, including 30% reimbursement of the patent prosecution and maintenance costs that we pay to UC/Vienna as described below. The milestones and royalties set forth in the Intellia Agreement are those in the UC/Vienna Agreement and so we pass through any payments received from Intellia to UC/Vienna. The Intellia Agreement continues for the life of the licensed patents and patent applications; provided, however that either party may terminate upon the occurrence of certain events.
In 2018, Intellia initiated an arbitration proceeding over whether two patent families relating, respectively, to CRISPR-Cas9 chRDNA guides and Cas9 scaffolds, were included in the Intellia Agreement. An interim award from the arbitration panel in 2019 determined that both patent families are included in the Intellia Agreement, but the panel granted us an exclusive leaseback to Cas9 chRDNA guides under economic terms to be negotiated by the parties. On June 16, 2021, we entered into a leaseback agreement with Intellia (“Leaseback Agreement”), which resolved the arbitration proceeding. Pursuant to the Leaseback Agreement, in exchange for Intellia’s grant to us of an exclusive license to certain intellectual property relating to CRISPR-Cas9, including Cas9 chRDNAs, for use solely in the manufacture of our CB-010 product candidate, we paid Intellia an upfront cash payment of $1.0 million and will pay up to $23.0 million in potential future regulatory and sales milestones. Additionally, we will owe Intellia low- to mid- single-digit percent royalties on net sales of our CB-010 product candidate by us, our affiliates, and sublicensees until the expiration, abandonment, or invalidation of the last patent within the intellectual property relating to CRISPR-Cas9, including that relating to Cas9 chRDNAs (i.e., 2036, without PTA or PTE).
The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”)
On April 16, 2013, we entered into an Exclusive License for Methods and Compositions for RNA-Directed Target DNA Modification and for RNA-Directed Modulation of Transcription with UC and Vienna (as amended, “UC/Vienna Agreement”), under which we received an exclusive worldwide license, with the right to sublicense, in all fields to the foundational CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (“CVC IP”). Dr. Charpentier has not granted us any rights to the CVC IP, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application of the CVC IP; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events, including our uncured material breach of a material term of the UC/Vienna Agreement, and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without PTA or PTE, the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to such time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We may owe UC/Vienna up to $3.4 million in certain regulatory and clinical milestone payments in the field of human therapeutics and diagnostics for products developed by us, our affiliates, and sublicensees. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue we receive including cash and equity under our sublicensing agreements, subject to certain exceptions. If we include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna a low-double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 25 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP. The CVC IP is currently involved in administrative proceedings at the U.S. Patent and Trademark Office (“USPTO”) and at the European Patent Office (“EPO”). See Risk Factors - “Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings or other patent challenges,” in Item 1A of this Annual Report on Form 10-K.
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

AbbVie Manufacturing Management Unlimited (“AbbVie”)

On February 9, 2021, we entered into a Collaboration and License Agreement with AbbVie (as amended, “AbbVie Agreement”) with AbbVie. Under the AbbVie Agreement, we received a $30.0 million upfront, non-refundable and non-creditable, cash payment. On September 26, 2023, we received notice from AbbVie that AbbVie had elected to terminate the AbbVie Agreement. By mutual agreement with AbbVie, termination of the AbbVie Agreement became effective on October 25, 2023.
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
As of March 1, 2024, we own 59 granted U.S. patents, including nine U.S. patents covering our Cas9 and Cas12a chRDNA technologies; 309 granted foreign patents; and 90 pending patent applications throughout the world. The patent portfolio owned by us includes U.S. and foreign patents and patent applications covering methods and compositions relating generally to our Cas9 chRDNA and Cas12a chRDNA guides (which, for granted U.S. patents, without PTA or PTE, will expire in 2036). Additionally, our portfolio includes U.S. and foreign patents and patent applications covering methods and compositions relating to the anti-BCMA binding domain of our CB-011 product candidate (which, for granted U.S. patents, without PTA or PTE, will expire in 2040). In general, we file our patent applications in the United States and Europe as well as in numerous other foreign patent jurisdictions. We have exclusively in-licensed intellectual property covering the anti-CLL-1 scFv of our CB-012 product candidate from MSKCC (which, upon grant, without PTA or PTE or other extensions, will expire in 2040).
Additionally, we have extensive patent protection on CRISPR Type I systems, CRISPR-Cas9 methods and compositions, and other genome-editing technologies. The patent term in the United States and other countries is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by a PTA, which compensates a patentee for administrative delays by the USPTO in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. Additionally, under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”), the term of a patent that covers an FDA-approved biologic may also be eligible for a PTE of up to five years, which is designed to compensate for the patent term lost during clinical trials and the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent claiming the drug product, methods of use or methods of manufacturing may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved product. Without any PTE, the earliest expiration dates of our granted U.S. patents are in 2032 and the latest expiration dates of our granted U.S. patents are in 2040.
As of March 1, 2024, we own 21 trademark registrations, including 5 U.S. trademark registrations, and 8 pending trademark applications worldwide. We have registered “CARIBOU,” “CARIBOU BIOSCIENCES,” “SITE-SEQ,” and the Caribou logo as trademarks in relevant classes and jurisdictions in the United States and certain other jurisdictions.
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
Compared to first-generation genome-editing approaches, our chRDNA platform has shown improved specificity, a reduction in off-target edits and translocations, and an advanced capability to perform multiplexed edits, in particular multiplexed insertions. Although we believe that our scientific expertise, novel technologies, and intellectual property position offer competitive advantages, we face competition from multiple other genome-editing technologies and companies. Other companies developing CRISPR-based technologies include, among others, Arbor Biotechnologies, Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., MammothBiosciences, Inc., Metagenomi Technologies,Inc., and Scribe Therapeutics, Inc. Companies developing other genome-editing technologies include, among others,Allogene Therapeutics, Inc., Cellectis S.A., Precision BioSciences, Inc., and Sangamo Therapeutics, Inc.
We believe that our CAR-T cell therapy product candidates have the potential to offer beneficial products to patients due to genome edits we make to improve their activity with the goal of extending robust CAR-T cell antitumor activity in patients. Due to the promising therapeutic effect of cell therapies, and the potential benefit of allogeneic treatment alternatives, we expect increasing competition from new and existing companies, which include, among others:
•Autologous T cell therapy: 2seventy bio, Inc., Adaptimmune Therapeutics plc, Arcellx, Inc., Autolus Therapeutics plc, AvenCell Therapeutics, Inc., Bristol-Myers Squibb Company, CARGO Therapeutics, Inc., Gracell Biotechnologies, an AstraZeneca PLC company, Janssen Biotech, Inc., ImmPACT Bio USA, Inc., Kite, a Gilead Company, Legend Biotech Corporation, Lyell Immunopharma, Inc., Novartis International AG, Poseida Therapeutics, Inc., Precigen, Inc., and Vor Biopharma Inc.;
•In vivo T cell therapy: Myeloid Therapeutics, Inc. and Umoja Biopharma;
•Allogeneic T cell therapy: Allogene Therapeutics, Inc. Atara Biotherapeutics, Inc., AvenCell Therapuetics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Fate Therapeutics, Inc., Gracell

Biotechnologies, an AstraZeneca PLC company, Imugene Limited, Kite, a Gilead Company, Legend Biotech Corporation, Poseida Therapeutics, Inc., Sana Biotechnology, Inc., and Vor Biopharma Inc.;
•Allogeneic NK therapy: Artiva Biotherapeutics, Inc., Celularity Inc., Century Therapeutics, Inc., Fate Therapeutics, Inc., ImmunityBio, Inc., Nkarta, Inc., NKGen Biotech, Inc., Oncternal Therapeutics, Inc., and Takeda Pharmaceutical Company Limited;
•Other cell therapies: Other companies are developing CAR-expressing immune cell therapies derived from macrophages, including Carisma Therapeutics Inc.; from regulatory T cells, including Kyverna Therapeutics; and from gamma-delta T cells, including Adicet Bio, Inc., Cytomed Therapeutics Limited, and Takeda Pharmaceutical Company Limited;
•Other oncology therapeutics: Multiple biotechnology and pharmaceutical companies developing other directly competitive technologies, such as small molecule, antibody, bi-specific antibody, and antibody-drug conjugates; and
•Non-oncology therapeutics: Several companies are also exploring the use of CAR-T cell therapies for the treatment of autoimmune disorders, often including against the same targets as in the oncology field (e.g., CD19, BCMA). Such autoimmune disorders include lupus nephritis, systemic lupus erythematosus, pemphigus vulgaris, myasthenia gravis, and multiple sclerosis. These companies include Fate Therapeutics, Inc., Kite, a Gilead company, Kyverna Therapeutics, Luminary Therapeutics, Nkarta, Inc., and Sana Biotechnology, Inc. in allogeneic cell therapies; and Atara Biotherapeutics, Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., Cartesian Therapeutics, Inc., Century Therapeutics, Kyverna Therapeutics, Lyell Immunopharma, Inc., and Novartis AG in autologous cell therapies.
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
For our CAR-T product candidates, we have optimized the manufacturing process that we developed in-house and have transferred the manufacturing to a CMO that manufactures cGMP-grade material for our clinical trials. Additionally, we have developed different analytical methods to understand the integrity of our cells based upon our manufacturing process. We have made a significant investment in process development to control our product candidate characteristics and to also improve our supply chain capabilities.
Figure 25 below describes the process we have developed for the manufacturing of CB-010 CAR-T cells. We use electroporation for the genome-editing step in our process. We use an instrument licensed from Maxcyte, Inc. to achieve high levels of genome editing at manufacturing scale. Our process includes an important step prior to cryopreservation that significantly removes residual TCR-expressing cells to reduce the likelihood that CB-010 cells will induce GvHD in patients.
Figure 25. Our internal process development team developed the manufacturing process for CB-010 and transferred it to a CMO.
Figure 26 below describes the process we have developed for the manufacturing of CB-011 CAR-T cells, which also includes the residual TCR removal step.

Figure 26. Our internal process development team developed the manufacturing process for CB-011 and transferred it to a CMO.
Figure 27 below describes the process we have developed for the manufacturing of CB-012 CAR-T cells, which also includes the residual TCR removal step.
Figure 27. Our internal process development team developed the manufacturing process for CB-012 and transferred it to a CMO.
Our process development and manufacturing core competencies and advantages include:
•a platform process that allows optimization and learnings across all of our product candidates and preclinical research programs;
•internal process development to facilitate technical transfer to manufacturing sites;
•readily available and established equipment that further enables the transfer from process development lab to cGMP operations;

•custom engineering and development to create the necessary specific requirements for our product candidates, while leveraging the broader platform to ensure robust processes;
•removal of residual TCR positive T cells after genome editing to minimize the risk of GvHD in patients;
•process understanding and cell manufacturing control for continuous optimization of productivity and product candidate quality;
•closed manufacturing system;
•highly specific development efforts focused on enhancing cell viability;
•extensive core process knowledge of gene knockout, CAR expression, and gene insertion;
•process control and optimization, allowing for increased retention of early memory T cell phenotypes; and
•platform scale and efficiency to accommodate high dose yield per batch, with optimization for further commercial supply process.
The CMO that is manufacturing the phase 1 clinical supply of our CB-010, CB-011, and CB-012 product candidates is located in the United States and is subject to cGMP requirements. We have a dedicated cGMP suite for the manufacture of our products. We use multiple CMOs to individually manufacture the starting materials for our product candidates, including cGMP chRDNA guides, Cas9 and Cas12a proteins, and AAV6 vectors used in the manufacture of our CAR-T cells. We expect to rely on our CMOs for the manufacturing of our product candidates to expedite readiness for future clinical trials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future, or we may deploy a hybrid approach to manufacturing to provide us with greater flexibility and control over our clinical or commercial manufacturing needs.
Government Regulation

As a biotechnology company, we are subject to extensive legal and regulatory requirements. For example, we may need approval from regulatory agencies for our research, development, testing, manufacture, quality control, packaging, storage, record keeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of our product candidates. Relevant regulatory authorities include, but are not limited to, the FDA; the European Medicines Agency (“EMA”), an agency of the European Union (“EU”) in charge of the evaluation and supervision of medicinal products; the European Commission, which is the executive arm of the EU; and other national, state, local, and provincial regulatory authorities. The United States and certain jurisdictions outside the United States also regulate the pricing and reimbursement of such products. The processes for obtaining marketing approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. In addition, the regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
Licensure and Regulation of Biologics in the United States
In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act (“PHSA”), and the Federal Food, Drug, and Cosmetic Act (“FDCA”), and their implementing regulations promulgated by the FDA. Failure to comply with the applicable requirements at any time during the product development process, including nonclinical testing, clinical testing, the approval process, or post-approval process, may subject us to delays in the conduct of a clinical trial, regulatory review and approval, and/or subject us to administrative or judicial sanctions. Such sanctions may include, but are not limited to, the FDA’s refusal to allow us to proceed with clinical testing of our product candidates, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, receipt of untitled or warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and civil or criminal investigations and penalties brought by the FDA, U.S. Department of Justice (“DOJ”), or other governmental entities.

As we seek approval to market and distribute a new biologic in the United States, we generally must satisfactorily complete each of the following steps:
•preclinical laboratory tests and formulation studies performed in accordance with the FDA’s current Good Laboratory Practice (“cGLP”) regulations;
•manufacture and testing of clinical investigational product according to cGMPs;
•submission to the FDA of an investigational new drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board (“IRB”), representing each clinical trial site before each clinical trial may be initiated, or by a central IRB if appropriate;
•performance of adequate and well-controlled human clinical trials required to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with the FDA’s current Good Clinical Practice (“cGCP”) regulations including, but not limited to, informed consent and investigator disclosure requirements;
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
•payment of user fees and securing FDA approval of the BLA; and
•compliance with any post-approval requirements, including the potential requirement to implement Risk Evaluation and Mitigation Strategy (“REMS”), adverse event reporting, and compliance with any post-approval studies required or requested by the FDA.
Preclinical Studies and Investigational New Drug Applications
Before testing any investigational biologic product candidate in humans, our product candidates must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation, and stability. The FDA Modernization Act 2.0, which was enacted in December 2022, removed the historical requirements that animal testing results be submitted to the FDA for the agency’s review before a human clinical trial may begin. The conduct of the preclinical tests and the formulation of the compounds for use in the preclinical testing must comply with federal regulations and/or requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. An IND is an exemption from the restrictions of the FDCA, which would otherwise preclude an unapproved biologic product candidate from being shipped in interstate commerce. Under a cleared IND, the unapproved biologic product candidate may be shipped in interstate commerce for use in an investigational clinical trial, provided that the product candidate meets certain quality and labeling requirements. The FDA has 30 calendar days after receipt of our IND application to review and decide whether we may proceed to human clinical trials. During or after its review, the FDA may raise concerns or questions about our product candidate or conduct of the proposed clinical trial, including concerns that human research subjects could be exposed to unreasonable and significant health risks. If the FDA raises concerns or questions during this 30-day period, including safety concerns or concerns due to regulatory non-compliance, we and the FDA must resolve any outstanding concerns before the clinical trials can begin. In certain cases, the FDA may impose a partial or complete clinical hold with respect to our product. Such a clinical hold would delay either a proposed clinical trial, or cause suspension of an ongoing clinical trial, until all outstanding concerns have been adequately addressed, and the FDA has notified us that our clinical trials may proceed or recommence. In certain cases, we may not be able to proceed at all with our proposed clinical trial.
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
If we wish to conduct a clinical trial outside of the United States, we may, but need not, obtain FDA authorization to conduct the clinical trial under an IND application. When a foreign clinical trial is conducted under a foreign equivalent to an IND application, FDA IND applications requirements must be met unless waived. If a non-U.S. clinical trial is not conducted under an FDA IND application, we may submit data from a well-designed and well-conducted clinical trial to the FDA in support of our BLA as long as the clinical trial is conducted in compliance with cGCP and the FDA is able to accept the data from the clinical trial and/or through an onsite inspection if the FDA deems it necessary. In certain cases, however, the FDA may refuse to approve drugs based only on clinical trials conducted outside of the United States. For example, an FDA panel previously recommended against approving an immunotherapy drug that was tested only in China, citing potential concerns about the diversity of the clinical trial population, among others. A senior FDA official has also voiced concerns previously about approving drugs that are developed and tested only in overseas markets. It is not clear how or whether FDA’s policies may change in the future.
For clinical trials conducted in the United States, each clinical trial must be reviewed and approved by an IRB, either centrally or individually at each institution at which our clinical trials will be conducted. The IRB will consider, among other things, our clinical trial design, subject informed consent, ethical factors, and the safety of human subjects. The IRB must operate in compliance with FDA regulations governing IRBs. The FDA, the applicable IRB, or we may suspend or terminate a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the subjects or patients are being exposed to an unacceptable health risk. Some clinical trials receive additional oversight by an independent group of qualified experts organized by us, known as a data safety monitoring board or committee. This group receives and reviews data from the clinical trial on an ongoing basis and may recommend continuation of the clinical trial as planned, changes in clinical trial conduct, or cessation of the clinical trial at designated check points based on such data.
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules may be subject to oversight of institutional biosafety committees (“IBCs”), as set forth in the National Institutes of Health (“NIH”) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (“NIH Guidelines”). Under the NIH Guidelines, recombinant and synthetic nucleic acids are defined as: (i) molecules that are constructed by joining nucleic acid molecules and that can replicate in a living cell (i.e., recombinant nucleic acids); (ii) nucleic acid molecules that are chemically or by other means synthesized or amplified, including those that are chemically or otherwise modified but can base pair with naturally occurring nucleic acid molecules (i.e., synthetic nucleic acids); or (iii) molecules that result from the replication of those described in (i) or (ii). Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. Although the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
Furthermore, the Food and Drug Omnibus Reform Act of 2022 requires clinical trial sponsors to submit a diversity action plan for clinical trials, unless a waiver is granted by the FDA for reasons such as prevalence of the disease or condition, impracticality of implementing such a diversity action plan, or if such implementation would be against the interest of public health during a public health emergency. Unless the FDA has granted a waiver, sponsors must submit such action plans by the time the sponsors submit study protocols for its phase 3 clinical trial or other pivotal clinical trial. The action plan must include information such as the sponsor’s goal for enrollment (by sex, ethnic characteristics, age), the rationale behind the enrollment goals, the subject patient population, potential barriers for enrollment, among others. This requirement will become applicable to all clinical trials that begin enrollment 180 days after FDA publishes its final guidance on this topic.
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
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and to determine dose tolerance and optimal dosage. We may conduct multiple phase 2 clinical trials to obtain information prior to beginning larger and costlier phase 3 clinical trials. The phase 2 clinical trial for our product candidates may serve as the pivotal phase 3 trial, in which case a separate phase 3 clinical trial will not be necessary.
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
For example, in January 2024, the FDA issued a guidance document titled “Considerations for the Development of Chimeric Antigen Receptor T Cell Products; Guidance for Industry,” which provides recommendations regarding collection and handling of cellular starting materials, vector manufacturing and testing processes, CAR-T cell design and development considerations, pharmacology and toxicology, clinical trial considerations, manufacturing processes, analytical comparability, etc. In this guidance the FDA outlined factors that sponsors should consider in conducting clinical trials using CAR-Ts, including defining appropriate study populations based on potential toxicities of CAR-T cells, such as cytokine-release syndrome and neurological toxicities, diagnostic tests that can identify patients with tumors that have the target antigens, selection of appropriate dosage levels based on viable transduced CAR-T cells, etc. The FDA also issued a guidance document titled “Human Gene Therapy Products Incorporating Human Genome Editing” in January 2024, which provides recommendations for sponsors that are developing gene therapy products involving genetic editing of somatic cells, as well as information that sponsors should provide to the FDA prior to beginning a clinical trial, including information on the design of the gene editing component; delivery mechanisms for the gene editing components; information on chemistry, manufacturing, and controls (“CMC”); risk of unregulated proliferation; potential implications of off-site gene editing; etc. The FDA also has issued other guidance documents that relate to gene therapies, such as “Human Gene Therapy for Rare Diseases,” and it is likely that the FDA will continue to issue additional guidelines in the future that may affect our product candidates.
Although the FDA has indicated that its guidance documents regarding gene therapies are not legally binding, we believe that our compliance with them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of a BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events. Depending on the product type, long term follow up can be up to 15 years or as short as five years.
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
Compliance with cGMP and cGTP Requirements
Before approving a BLA, the FDA typically will inspect the facility or facilities where our product candidates are manufactured. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products such as biologics whose attributes cannot be precisely defined. Material changes in manufacturing equipment, location, or process post-approval may result in additional regulatory review and approval.
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
Review and Approval of a BLA
The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain sufficient manufacturing information and detailed information on the composition of the product candidate and proposed labeling as well as payment of a user fee.
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
If the FDA approves any one of our products, it may limit the approved indications for use of our products. The FDA may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including phase 4 clinical trials, to further assess a product’s safety after approval. The FDA may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but is not limited to, specific or special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
The FDA may designate one or more of our product candidates for fast track review if our product candidate is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it can be demonstrated that our product candidate has the potential to address unmet medical needs for such a disease or condition. Our CB-010 and CB-011 product candidates have been designated for fast track review, and, for fast track product candidates, we may have greater interactions with the FDA, and the FDA may initiate review of sections of our fast track product candidate’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by us, that a fast track product candidate may be effective. We must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and we must pay applicable application user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if our designated product candidate development program is no longer being pursued.
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
The FDA may grant product candidates RMAT designations if such product candidates are regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that they have the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include early interactions and more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of surrogate or intermediate clinical trial endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence such as electronic health records, through the collection of larger confirmatory data sets as agreed with the FDA, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Regenerative medicine advanced therapy designation may be rescinded if our product candidate no longer meets the qualifying criteria.
The FDA granted CB-010 RMAT designation for r/r LBCL.
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
The FDA has granted orphan drug designation to CB-010 for the treatment of FL and to CB-011 for the treatment of MM.
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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product in the United States. Starting in 2015, the FDA commenced licensing biosimilars under the BPCIA, and there are currently numerous biosimilars approved in the United States and Europe.
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
Regulation and Procedures Governing Approval of Medicinal Products in Other Countries
In order to market any product outside of the United States, we must also comply with numerous and comprehensive regulatory requirements of other countries and jurisdictions, regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, post-authorization requirements, commercial sales, import and export, reimbursement, and distribution of products. Whether or not we obtain FDA approval for our product candidates, we will need to obtain the necessary approvals from health regulatory authorities in other countries or jurisdictions before we can initiate clinical trials or marketing of our products in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States, although the approval of a medicinal product in the United States is no guarantee of approval of the same product in the EU, either at all or within the same timeframe as approval may be granted in the United States. The process entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of a product candidate for each proposed indication. It also requires the submission to the EMA or the relevant member state competent authorities, of a marketing authorization application and granting of a marketing authorization by the EMA or these authorities before the product can be marketed and sold in the EU.
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

In the United States, no uniform policy of coverage and reimbursement for biological products, including gene and cell therapy products, exists among third-party payors. As a result, obtaining coverage and reimbursement approval for such a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical, and cost-effectiveness data regarding the product’s clinical benefits, medical necessity, and risks on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved, and inadequate reimbursement rates, including significant patient cost sharing obligations, may deter patients from selecting our product candidates. One payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, customers, and patients are subject to broadly applicable fraud and abuse laws including anti-kickback laws, false claims laws, and health care provider payment transparency laws, as well as data privacy and security laws and other healthcare laws that may constrain our business and/or financial arrangements. Violation of these laws may result in significant civil monetary penalties, possible exclusion from participation in U.S. federal health care programs, and/or criminal penalties.
Restrictions under applicable U.S. federal and state healthcare laws and regulations, as well as equivalent international laws, include but are not limited to the following:
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
•the U.S. civil and criminal false claims laws, including the civil U.S. False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to be made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the AKS or FDA promotional standards constitutes a false or fraudulent claim for purposes of the U.S. False Claims Act;
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

Numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In December 2023, HHS finalized its Health Data, Technology and Interoperability rule, establishing new standards for transparency, information exchange, and interoperability for health information technology. California has enacted the California Consumer Privacy Act (“CCPA”). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act amended the CCPA to impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, opt outs for certain uses of sensitive data, and creation of a new California data protection agency authorized to issue substantive regulations. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the United States, states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements.
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

There have also been other administrative efforts to lower drug prices. In 2022, Executive Order on Lowering Prescription Drug Costs for Americans was issued and directed the secretary of the Department of Health and Human Services to “consider whether to select for testing by the Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care.” By 2029, up to 60 pharmaceutical products will be subject to price negotiation. There are likely to be additional changes in the future by federal, state, and foreign governments, and predicting such changes and responding to such changes in a timely manner may be challenging.
Healthcare Reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years that apply to the pricing of pharmaceutical and biopharmaceutical products, limit coverage and reimbursement for drugs and other medical products, require substitution of generic products, standardize access to third-party insurance coverage, and address government control and other changes to the healthcare system in the United States. The federal and state governments may pass legislation designed to reduce the cost of healthcare, and future amendments and new proposals may affect the commercialization of any of our product candidates in ways that we cannot foresee.
For example, in March 2010, the U.S. Congress enacted the Affordable Care Act, which, among other things, included changes to the coverage and payment for products under government health care programs.
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

Other legislative measures have also been enacted that may impose additional pricing and product development pressures on our business. For example, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain IND products that have completed a phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug product candidates available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. Also, effective January 1, 2023, the Inflation Reduction Act of 2022 instituted a price cap on insulin reimbursed through Medicare's prescription drug benefit, and it is possible that, in the future, additional drugs and biologics could be targeted for price caps. We expect that additional foreign, federal, and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, post-approval, or additional pricing pressures. Individual states in the United States have also become increasingly active in enacting legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict what healthcare reform initiatives may be adopted in the future. Additional federal, state, and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.
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
Employee and Human Capital Resources
Overview
As of March 1, 2024, we have 158 employees. Of these employees, 77% are primarily engaged in research and development activities. None of our employees is represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.
We have attracted a talented group of experienced scientists, drug development experts, and company builders as part of a passionate team of employees. Our team includes experts in genome-editing technologies, cellular engineering, protein science, computational biology, genome sequencing and analysis, structural biology, chemistry, biometrics, translational medicine, pharmacovigilance, process development, analytical development, medical affairs, clinical operations and development, regulatory affairs, and quality assurance and control. Our team of employees includes some of the scientists who invented the technologies we use today in our research and product development and who continue to drive innovation.
We recognize that attracting, developing, and retaining talent at all levels is vital to our continued success. Our employees are our greatest asset, and we aim to create an equitable, inclusive, and collaborative environment with the overall goal of engaging our workforce to support our current pipeline, develop new technologies, and support future business goals, while protecting the long-term interests of our stockholders. We live by our core values: we are driven by patient needs, innovation is in our chRDNA, together we are stronger, and integrity and ethics guide our decision making. We have built a culture where employees are empowered, their ideas are taken seriously, and their contributions are recognized.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, motivating, and engaging our existing and future employees. The principal purposes of our equity and cash incentive plans are to attract, retain, and recognize employees through grants of stock-based compensation awards and payments of performance-based cash bonus awards, which motivate our employees to perform to the best of their abilities and achieve our objectives. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of overall protection along with the flexibility to meet the individual health and wellness needs of our employees. We plan to continue to refine our efforts related to optimizing our use of human capital as we grow, including improvements in the way we hire, develop, reward, and retain employees.
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
As of March 1, 2024, 51% of our employees identify as female. The ratio of men to women is fairly balanced at each level of our organization; as an example, 47% of our director-level and above employees identify as female. In addition, as of March 1, 2024, 46% of our employees identify as a member of at least one underrepresented group, with 27% identifying as Asian, 6% identifying as Hispanic or Latinx, 3% identifying as Black or African American, and 9% identifying as a member of other underrepresented groups or as a member of two or more underrepresented groups; furthermore, 35% of our director-level and above employees identify as a member of at least one underrepresented group. Our employees span multiple age brackets and bring their unique perspectives and experiences to our organization. As of March 1, 2024, the average age of our employees is 40 years old, and 46% of our workforce is 40 years of age or older. Although we are proud of our efforts and metrics to date, we recognize that there is still more work to be done until the diversity of our workforce matches the diversity of the San Francisco Bay Area.
To champion our efforts in this area, in 2021 we formed an Inclusion Committee comprised of employees from various departments, backgrounds, and levels within our organization. The Inclusion Committee emphasizes our commitment to the importance of DEI and the responsibility of our employees to treat others with dignity and respect at all times. All employees are provided diversity awareness training and unconscious bias training to enhance their knowledge to fulfill this responsibility, in addition to mandatory sexual harassment prevention training. The Inclusion Committee works to identify gaps, respond to feedback provided by peers and present suggestions on our hiring and retention practices and policies to encourage and enforce an environment in which all employees feel included and empowered to achieve their best potential. Management has committed time and resources for this ongoing initiative. Additionally, we support our employee resource groups (“ERGs”), currently focusing on LGTBQ+, Asian-American Hawaiian Pacific Islanders, mental health, and parenting, which allows our employees to connect in ways that are meaningful to their individual needs and which provide a platform for obtaining resources and support at our company.
Involvement in Our Community
Our headquarters are located in Berkeley, California, and many of our employees are alumni of local universities. Our employees are talented and passionate people who are committed to making a difference in our community and beyond. As a company, we actively participate in outreach efforts to increase opportunities for underrepresented groups, including hosting and providing volunteers for science, technology, engineering, and mathematics (“STEM”) programs at local elementary, junior high, and high schools as well as community colleges and universities. Many of our employees speak at local schools about careers in biotechnology and we have hosted students at our facility to engage them in aspects of biotechnology to which they may not have been previously exposed. We look for opportunities to foster the growth of future scientists and a love of science. We provide each of our employees with eight hours of paid volunteer time each year, which can be used for participating in school activities, voter registrations, environmental activities, and the like.
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
The Herd at Caribou
We at Caribou refer to ourselves as “the herd.” We encourage and value social interactions among the herd. We hold weekly herd meetings, monthly happy hours, and quarterly events to strengthen our culture and find different ways to interact. Some of these events include contributing to the Alameda Food Bank and participating in San Francisco Bay clean-up events. Weather permitting, we sponsor regular “fun runs” for employees to either run or walk to the shoreline or in the Berkeley hills. We offer yoga in a hybrid in-person/virtual format for all our employees, regardless of location. As we continue to grow, we will find more opportunities to connect our teams, taking into account our different functions and locations, while focusing on building a culture that is driven by our mission to develop innovative, transformative therapies through novel genome editing for patients with devastating diseases.
Information Available on the Internet
Investors and others should note that we announce material information to our investors using our investor relations website (https://cariboubio.com/investors), our filings with the Securities and Exchange Commission (“SEC”), press releases, public conference calls, and webcasts. We use these channels to communicate with the public about our company, our business, our product candidates and other matters. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website free of charge as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. The materials we file with or furnish to the SEC are also available at http://www.sec.gov.

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
Risks Relating to Our Financial Position and Need for Additional Capital
We have incurred significant operating losses since our inception and anticipate that we will incur continued operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
We have incurred significant operating losses each year since our inception. For the years ended December 31, 2023 and 2022, we incurred net losses of $102.1 million and $99.4 million, respectively. As of December 31, 2023, we had an accumulated deficit of $299.3 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities.
We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive approval from the FDA or foreign regulatory authorities, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction is substantial. Our prior losses, combined with expected future losses, will continue to have an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:
•progress our clinical trials for our CAR-T product candidates;
•continue our current research programs and our preclinical and clinical development of our other current product candidates and any other product candidates we identify and choose to develop;
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
We expect to spend a substantial amount of capital in the research, development, and manufacture of our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate and continue clinical trials for, and seek marketing approval of, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that we do not obtain commercialization partners who will bear the costs for such activities. We may also need to raise additional funds sooner if we choose to pursue additional indications or markets for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we will continue to incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Because our allogeneic cell therapy product candidates are based on new technologies, they require extensive research and development and have substantial manufacturing costs. In addition, clinical costs to treat patients with our product candidates, including treatment of any potential side effects that may arise, will be significant.
As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $372.4 million. We expect our cash, cash equivalents, and marketable securities to be sufficient to fund our current operating plan through at least the next 12 months from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. Our expectation is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•costs, progress, and results of our product candidate preclinical studies and clinical trials;
•potential delays in our preclinical studies and clinical trials, whether current or planned, due to unforeseen events as well as other factors such as the economic environment or pandemics or other public health crises;
•potential difficulties and delays in receiving regulatory clearances and/or approvals for our product candidates;
•costs and prioritization of our research and development programs as well as costs to acquire or in-license technologies or other product candidates;
•expansion of our workforce or our facilities;
•costs of establishing and maintaining a supply chain for the development and manufacture of our product candidates;
•timing and outcome of regulatory review of our product candidates;
•our ability to establish and maintain collaborations on favorable terms;

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
Attempting to secure additional financing may also divert our management from our day-to-day activities, which could impair or delay our ability to develop our product candidates. Furthermore, if, in the future, one or more banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system or financial markets, our ability to access our existing cash, cash equivalents, and marketable securities may be threatened and could have a material impact on our business and financial condition.
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
Risks Relating to Our Business, Government Regulation, Technology, and Industry
We are early in our development efforts and it will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval, and ultimately commercialize our product candidates, or we experience significant delays in doing so, our business will be materially harmed.
We are early in the development of our cell therapy product candidates and have focused our research and development efforts to date on various CRISPR genome-editing technologies, including our chRDNA genome-editing technology, as well as identifying our initial CAR-T cell product candidates. Our future success depends heavily on the successful development of our product candidates. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will be a result of the successful development and eventual commercialization of our product candidates, which may never occur. Our product candidates may have expected or unexpected adverse side effects or fail to demonstrate safety and efficacy. Additionally, our product candidates may have other characteristics that may make them impractical or prohibitively expensive for large-scale manufacturing. In certain cases, CROs and clinical trial sites may fail to conduct the clinical trials as planned, may fail to comply with applicable requirements, or may deviate from the clinical trial protocols. Furthermore, our product candidates may not receive regulatory approval or, if they do, they may not be accepted by the medical community or patients or may not be competitive with other products that become available. We currently have no product revenue and we may never be able to successfully develop or commercialize a marketable product.
We must submit IND applications to the FDA to initiate clinical trials in the United States. In September 2020, we announced that the FDA had cleared our IND application for our first product candidate, CB-010, in November 2022, we announced that the FDA had cleared our IND application for our second product candidate, CB-011, and, in October 2023, we announced that the FDA had cleared our IND application for our third product candidate, CB-012. The filing of future IND applications for our other product candidates is subject to additional preclinical research, research-scale and clinical-scale manufacturing, exploration of possible other genome-editing systems, evaluation of potential targets, and other factors yet to be identified. In addition, commencing any new clinical trial is subject to review by the FDA based on the acceptability and sufficiency of our CMC, and preclinical information provided to support our IND applications. If the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests for additional data or information, our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA or foreign regulatory authorities, these regulatory authorities could disagree that we have satisfied all requirements to initiate our clinical trials or they may change their position on the acceptability of our trial design or the clinical endpoints selected. They could impose a clinical hold, which may require us to complete additional preclinical studies or clinical trials. The FDA and foreign regulatory authorities may refuse to clear our IND applications. The success of our product candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•acceptance of our chRDNA genome-editing technology;
•ability to develop and deploy armoring technologies so that our product candidates have a competitive edge;
•successful completion of preclinical studies;
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

•legal and regulatory compliance by third parties that provide services to us or on our behalf, including but not limited to CMOs, suppliers, and clinical research organizations (“CROs”), some of which may be subject to regulatory investigations;

•the ability of CROs and clinical trial sites to conduct our clinical trials;
•maintenance of a continued acceptable safety profile of products post-approval;
•acceptance of product candidates, if and when approved, by patients, the medical community, and third-party payors;
•effective competition with other therapies and treatment options, including but not limited to autologous CAR-T cell therapies, small molecules, and antibody treatment;
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
We use our CRISPR chRDNA genome-editing platform to generate our product candidates, and we believe our chRDNA guides significantly improve the specificity of CRISPR genome editing (e.g., by reducing the number of off-target events). CRISPR genome editing generally is relatively new; to date, only one cell therapy product using CRISPR-Cas9 genome editing has been approved in the United States although clinical trials of additional product candidates based on CRISPR-Cas9 and other genome-editing technologies are underway. As a result, the regulatory approval process for cell therapy product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on better known or more extensively studied technologies. As such, it is difficult to accurately predict the developmental challenges we may face as we progress our product candidates through preclinical studies and clinical trials. There may be long-term adverse effects from treatment with our product candidates resulting from the use of our chRDNA genome-editing technologies that we cannot predict with the knowledge we have today. Also, animal models may not exist for some of the diseases we choose to pursue in our programs, which may complicate and increase the cost of preclinical research. As a result of these factors, it is difficult for us to predict the time and cost of our product candidate development, and we cannot predict whether the application of our chRDNA technologies, or other genome-editing technologies we may use in the future, will result in the identification, development, preclinical studies, and clinical trials to support regulatory approval of any of our cell therapy product candidates. There can be no assurance that any development problems we experience in the future related to our chRDNA technologies or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may not achieve the desired safety and efficacy of our product candidates. Also, we may not sufficiently improve genome-editing specificity and our genome editing may have off-target events. Moreover, we may not be able to achieve a high degree of on-target gene knockout and insertion efficiency in developing our product candidates. Any of these factors may prevent us from completing our clinical trials, delay or cause us to fail to meet our clinical trial endpoints, or lead us to fail to commercialize any of our cell therapy product candidates.
We may also experience delays in developing robust, reproducible, and scalable manufacturing processes and transferring those processes to CMOs, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Currently, we have only manufactured our CB-010, CB-011, and CB-012 product candidates for clinical trials. In addition, since we are in the early stages of clinical development, we do not know the doses to be used in later phase 2 or pivotal phase 3 clinical trials necessary to evaluate the efficacy of our product candidates, which will affect the manufacturing requirements for our product candidates. Finding a suitable dose, such as a MTD or, as applicable, a RP2D, for our cell therapy product candidates may delay our anticipated clinical development timelines and prolong our clinical trials. Accordingly, our expectations regarding our costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors. Such factors may delay or keep us from bringing a product candidate to market and could decrease our ability to generate sufficient product revenue, which could harm our business, financial condition, results of operations, and prospects.
Manufacturing of our product candidates is complex and we could experience manufacturing problems during our clinical trials, which could delay or limit commercialization of our product candidates.
The manufacturing processes used to produce our cell therapy product candidates are and will be complex, as our product candidates are new products. Several factors could cause production interruptions including facility contaminations; shortages or quality problems; contamination of healthy donor cells, chRDNA guides, Cas9 and Cas12a proteins, viruses, iPSC master cell banks or working cell banks; natural disasters, including pandemics and other public health crises; labor shortages and strikes; lack of experienced scientific, quality control, and manufacturing personnel; human error; or other disruptions in the operations of our suppliers and CMOs. We conduct process development activities at our facilities and we may experience personnel and supply shortages. Problems with our manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. We may encounter problems achieving adequate quantities and quality of clinical grade materials that meet FDA or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
Our business and future success depends on our ability to advance our product candidates through preclinical studies and clinical trials, obtain regulatory approval for, and successfully commercialize, our product candidates. The failure of our product candidates in clinical trials, or the failure of other companies’ allogeneic anti-CD19 CAR-T and allogeneic anti-BCMA CAR-T cell therapies, including for reasons due to safety, efficacy, or the durability of response, may impede our ability to develop not only CB-010, CB-011, and CB-012 but our other CAR-T and CAR-NK product candidates as well, and may significantly influence physicians’ and regulatory authorities’ opinions with regard to the viability of our entire pipeline of allogeneic cell therapies. In order to submit IND applications for our other product candidates, we will need to complete many objectives, such as our preclinical research of product candidates still in discovery and advancement of cGMP conditions for our product candidates. If we are unable to achieve any of these objectives, we may not be able to submit other IND applications in a timely manner or at all, which would significantly harm our business.
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
If we experience delays or difficulties enrolling patients in the clinical trials for our product candidates, including our CB-010, CB-011, and CB-012 product candidates, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.
The timely completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may encounter delays in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials and, even if patients are enrolled, they may withdraw from our clinical trials before completion. For our current clinical trials, we have entered into contracts with CROs, as well as clinical trial agreements with the sites participating in our clinical trials. Patient selection and enrollment may be challenging; additionally, the protocols for our ongoing clinical trials specifically exclude patients with certain prior treatments as well as other conditions.
Our current and future clinical trials, will compete for enrollment of patients with other clinical trials for product candidates that are in the same cell therapeutic areas with the same or similar study populations as our product candidates. Our clinical trials will also compete for enrollment of patients with other clinical trials for product candidates based on non-cellular modalities, such as small molecules and antibodies, that are intended for the same or similar study populations as our product candidates. This competition will reduce the number and types of patients available to us because some patients who might opt to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Additionally, since the number of qualified and experienced clinical investigators for therapeutic areas is limited, some of our clinical trial sites may be also conducting clinical trials for some of our competitors, which may reduce the number of patients who are available for our clinical trials at that clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, HSC transplantation, or autologous CAR-T cell therapies, rather than refer patients to our clinical trials. Because our cell therapy product candidates are edited with CRISPR chRDNA guides, our products may be perceived to have additional or greater safety risks. Patients eligible for allogeneic CAR-T cell therapies but ineligible for autologous CAR-T cell therapies may be difficult to treat due to advanced and aggressive cancers and may fail to experience improved outcomes and be at greater risk for complications and death from our product candidates. If patients are unwilling to participate in our cell therapy trials, the timeline for recruiting patients, conducting clinical trials, and obtaining regulatory approval of any of our product candidates may be delayed.
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
•proximity and availability of clinical trial sites for prospective patients; and
•interruptions, delays, or staffing shortages resulting from pandemics or other public health crises.
Enrollment delays in our clinical trials may result in increased development costs for any product candidates we may develop, which may cause our stock price to decline and limit our ability to obtain additional financing. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate our current clinical trials, or future clinical trials, and postpone or forgo seeking marketing approval, any of which would have an adverse effect on our business, financial condition, results of operations, and prospects.
Clinical trials are expensive, time-consuming, and subject to uncertainty. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, if at all. Issues may arise that could suspend or terminate our clinical trials. A failure of one or more of our clinical trials may occur at any stage of testing, and our future clinical trials may not be successful.
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
•failure by CMOs, suppliers, CROs, or clinical trial sites to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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
•regulators withdrawing their approval of a product or imposing restrictions on its distribution; and
•interruptions, delays, or staffing shortages resulting from pandemics or other public health crises.
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
Our clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates and, if this happens, the development of our product candidates may be delayed or unsuccessful, which could prevent or delay regulatory approval and commercialization.
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
If our product candidates cause serious adverse events or undesirable side effects, including injury and death, or have other properties that could delay or prevent regulatory approval, they would have limited or no commercial potential.
Product candidates we develop may be associated with undesirable or unacceptable side effects, unexpected characteristics, or other SAEs, including death. Immunotherapy, and its method of action of harnessing the immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. In addition to potential SAEs from the immune system or side effects caused by our product candidates currently in clinical trials, or any product candidate we may develop and advance into one or more clinical trials, the product candidate administration process and related procedures may also cause undesirable side effects. Patients who enroll in our current clinical trial undergo a lymphodepletion regimen, including administration of fludarabine and cyclophosphamide, which can lead to SAEs. Because these regimens will cause a transient and sometimes prolonged blood count suppression, patients have an increased risk of leukopenia, anemia, thrombocytopenia bleeding, or infection, which could ultimately lead to death. Although we educate clinical site personnel administering our cell therapy product candidates to understand the side effect profiles for our product candidates, inadequate recognition or management of the potential side effects of our product candidates could result in patient injury or death. If any undesirable or unacceptable side effects, unexpected characteristics, or other SAEs occur, our clinical trials could be suspended or terminated, and our business and reputation could suffer substantial harm.
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
If and when each of our phase 1 clinical trials for our CAR-T product candidates is completed and, assuming positive data, we will propose to the FDA that such product candidate advance to a pivotal phase 3 clinical trial. Although the FDA has found substantial evidence to support approval outside of the traditional phase 1, phase 2, and phase 3 framework for the approved autologous anti-CD19 and anti-BCMA CAR-T cell therapies, the general approach for FDA approval of a new biologic is for the sponsor to provide dispositive data from at least two adequate and well-controlled clinical trials of the relevant biologic in the applicable patient population. Such clinical trials typically involve hundreds of patients, have significant costs, and take years to complete. We do not have agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy, such as an approved autologous CAR-T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may limit our evaluation to patients who have failed or who are ineligible for autologous therapy, patients who may be difficult to treat, or patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for those patients.
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
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or other regulatory authorities to support the submission of a BLA or a similar filing in a foreign jurisdiction or to support commercial reimbursement or reimbursement under publicly-funded health systems;
•new information or data indicating safety concerns with CAR-T cell therapies may result in the FDA or other regulatory authorities declining to approve or requiring additional clinical data for our product candidates;
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
We expect the innovative nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with the development of allogeneic T cell and NK cell therapies for cancer and other diseases. We may also request regulatory approval of future CAR-T or CAR-NK cell therapy product candidates by target, regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials have only involved cancers of certain types or origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data. The opinion of an Advisory Committee, although not binding, may have a significant impact on our ability to obtain marketing approval of our product candidates based on our completed clinical trials, as the FDA often adheres to an Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.
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
We may continue to apply for certain expedited programs in the United States, such as RMAT, breakthrough therapy, fast track, or priority review programs. The FDA granted RMAT designation for our CB-010 product candidate for r/r LBCL as well as fast track designation for r/r B-NHL. The FDA granted fast track designation for our CB-011 product candidate in r/r MM. Although obtaining each of these designations has specific and different criteria, they are reserved for therapeutic products that are intended for serious diseases, and each designation offers certain benefits to prioritize the review and approval of such therapeutic option, which may include rolling reviews, intensive guidance, or approval based on surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a drug’s clinical benefit. However, there is no assurance that we will be able to obtain such designations in the future and, even with expedited designation, we may ultimately fail to obtain FDA’s full approval for our product candidates, or the approved indication may be narrower than the indication covered by the designation.
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
Although we received orphan drug designation from the FDA for our CB-010 product candidate in FL and for our CB-011 product candidate in the treatment of MM, there is no guarantee that we will obtain additional designations for other indications or for our other product candidates as the FDA may decline future requests if it determines that our product candidates and the proposed indications do not meet the threshold for the orphan drug designation. Even if we obtain additional orphan drug designations, we may not be the first company to obtain FDA approval for the orphan drug indication, in which case exclusive marketing rights would not be available to us. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, we are unable to ensure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products.
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
Following the United Kingdom’s exit from the EU in 2020 (commonly referred to as “Brexit”), the EU and United Kingdom entered into the EU-UK Trade and Cooperation Agreement, which was entered into force permanently on May 1, 2021. The agreement provides details on how some aspects of the United Kingdom and the EU’s relationship regarding pharmaceutical products will operate; however, there are still many uncertainties. Since the regulatory framework in the United Kingdom covering pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory requirements for product candidates and products in the United Kingdom as there is now potential for the UK regulations to diverge from the EU regulations. In the meantime, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the medicines and medical devices regulator in the United Kingdom, has published detailed guidance for industry and organizations to follow as of January 1, 2021, which is updated as necessary. A number of new marketing authorization routes have been introduced post-Brexit under the UK Human Medicines Regulations 2012 (SI 2012/1916) to allow for quick recognition of products that are approved in the EU and to allow greater flexibility in the UK procedures (such as a “rolling review” that permits the submission of an application in modules). As of January 1, 2024, the MHRA is applying its new International Reliance Procedure to medicines approved in other jurisdictions (including by the FDA and EMA) that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a marketing authorization in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could harm our business.
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
Our products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, and others in the medical community, which could significantly harm our business, financial condition, results of operations, and prospects.
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
the clinical indications for which our product candidates are approved;
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
•the effectiveness of our sales and marketing efforts; and
•potential product liability claims.
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
Our projections of both the number of patients who have the cancers we are targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. New studies may change the estimated incidence or prevalence of these cancers. The number of eligible patients may turn out to be lower than we expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Given the small number of patients who have the eligibility criteria and diseases that we are or will be targeting, it is critical to our ability to become profitable that we successfully identify such patients. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations, and prospects. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.
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
Because our current product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates. Significant uncertainty exists as to the coverage and reimbursement status of any of our products for which we obtain regulatory approval. Additionally, reimbursement coverage may be more limited than the indications for which our products are approved. The marketability of our products may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. Furthermore, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more of our product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

Our focus is on the development of cell therapies using our chRDNA genome-editing technology. We are aware of several companies focused on developing therapies for various indications using CRISPR-Cas9 and/or CRISPR-Cas12a genome-editing technology including CRISPR Therapeutics AG, Editas Medicine, Inc., and Intellia. In addition, several academic groups have developed new genome-editing technologies based on CRISPR-Cas9, such as base editing and prime editing, as well as alternative CRISPR systems, which may have utility in therapeutic development. We believe companies such as Beam Therapeutics Inc., Metagenomi Technologies, LLC, Prime Medicine, Inc., and Scribe Therapeutics, Inc. are developing alternative CRISPR systems. Multiple academic labs and companies have also published on other CRISPR-associated nuclease variants that can edit human DNA.
There are also companies developing therapies using non-CRISPR genome-editing technologies, such as transcription activator-like effector nucleases, meganucleases, and zinc finger nucleases. These companies include Allogene Therapeutics, Inc., Cellectis S.A., Precision BioSciences, Inc., and Sangamo Therapeutics. In addition to competition from other genome-edited therapies or gene or cell therapies, any product we may develop may also face competition from other types of therapies, such as small molecule, antibody, or protein therapies.
Our allogeneic CAR-T and CAR-NK cell therapy product candidates face significant competition from multiple companies, including Allogene Therapeutics, Inc., Adicet Bio, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Fate Therapeutics, Inc., Imugene Limited, Legend Biotech Corporation, Poseida Therapeutics, Inc., Precision BioSciences, and Sangamo Therapeutics. There are over 170 preclinical- and clinical-stage autologous and allogeneic anti-CD19 CAR-T programs, some of which will be competitive with our CB-010 product candidate, and over 60 preclinical- and clinical-stage autologous and allogeneic anti-BCMA CAR-T programs, some of which will be competitive with our CB-011 product candidate. Additionally, other companies are developing allogeneic CAR-T cell therapies for AML.
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
Our business activities will be subject to U.S. export control licensing requirements, as well as other U.S. and foreign trade regulations, sanctions laws, anti-corruption laws, and anti-money laundering laws and regulations including the Foreign Corrupt Practices Act, which could expose us to penalties.
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
Our business is heavily regulated and therefore involves significant interaction with public officials, including, potentially in the future, officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, if our product candidates receive regulatory approval, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. We may engage third parties to sell our product candidates outside the United States if we receive regulatory approval in such jurisdictions for our product candidates. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. The SEC and the DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. For these reasons, we may be required to expend resources related to training and compliance under FCPA and other anti-corruption laws. There is no certainty that all our employees, suppliers, CMOs, CROs, or other third parties providing services to us will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities.
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
We face potential liability related to the privacy of health information we may obtain from the patients in our clinical trials if we fail to comply with privacy laws.
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
Additionally, the CCPA was amended by the California Privacy Rights Act (“CPRA”), which significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in, or are being considered by, other states. The enactment of such laws in other states could result in potentially conflicting requirements, which would make compliance challenging and costly.

The FTC and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. We may also be subject to new state laws governing the privacy of consumer health data, including information concerning individual health conditions and treatment.
The data privacy laws in the EU have also been significantly reformed. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation, (EU) 2016/679 (the “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR has expanded the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial patients and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the European Economic Area should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own additional laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

Furthermore, since the United Kingdom is no longer part of the EU, its data protection regulatory regime will be independent of the EU. From January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear. In addition, the longer term economic, legal, political, regulatory, and social framework to be put in place between the United Kingdom and the EU has had, and may continue to have, a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition, and results of operations.
Risks Relating to Our Intellectual Property
If we do not possess the necessary intellectual property rights covering our CRISPR chRDNA genome-editing technologies, our product candidates, and other proprietary technologies, we may not be able to block competitors or to compete effectively in the market.
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
The strength of patents in the biotechnology and pharmaceutical fields generally, and the genome-editing field in particular, involves complex legal and scientific questions and can be uncertain. For example, the scope of patent protection that will be available to us in the United States is uncertain. Changes in either the patent laws or their interpretation may diminish our ability to protect our intellectual property; obtain, maintain, defend, and enforce our intellectual property rights; and, more generally, could affect the value of our intellectual property or narrow the scope of our owned or in-licensed patents. With respect to both owned and in-licensed intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will grant as patents, whether the claims of any granted patents will provide sufficient protection, or whether, if these patents are challenged by our competitors, they will be found to be invalid, unenforceable, or not infringed.
The patent prosecution process is expensive, time-consuming, and complex, and we or our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development in time to obtain patent protection before public disclosures are made. Although we may enter into non-disclosure or confidentiality agreements with parties who may have access to patentable aspects of our research and development, such as our employees, collaborators, CMOs, suppliers, consultants, CROs, clinical trial site investigators and personnel, and other third parties, any one of these parties may breach their confidentiality agreements and disclose innovations before we can file a patent application, thereby jeopardizing our ability to seek patent protection.
The USPTO requires compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. The ultimate outcome of our pending patent applications is uncertain and the coverage claimed in a patent application can be significantly reduced before the patent is granted. Even as our patent applications, or those of our licensors, currently or in the future, grant as patents, they may not grant in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, dissuade companies from collaborating with us, or otherwise provide us with any competitive advantage. Periodic maintenance fees on granted patents are also required to be paid over the lifetime of the patent. Although an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with applicable laws and regulations, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in the loss of patent rights. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees, failure to properly legalize and submit formal documents, and the like. If we experience noncompliance events that cannot be corrected and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business.
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
Our commercial success depends upon our ability to develop, manufacture, market, and sell product candidates that we may develop or license without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign granted patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As industry, government, academia, and other biotechnology and pharmaceutical research expands and more patents are granted, the risk increases that our genome-editing technologies or product candidates may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our genome-editing technologies, current and future product candidates, or the use or manufacture of such product candidates does not currently or will not in the future infringe third-party patents. There may be third-party patents with claims to compositions, methods of manufacture, or methods of use or treatment that could cover our current or future product candidates. It is possible that we may fail to identify relevant third-party patents or applications. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Thus, we cannot be certain that we were the first to file any patent application related to our genome-editing technologies or product candidates. Furthermore, patent rights are granted jurisdiction-by-jurisdiction, and our freedom to practice certain genome-editing technologies, including our ability to research, develop, and commercialize our product candidates, may differ by country.
Numerous third-party U.S. and foreign granted patents and pending patent applications exist in the fields of CRISPR genome editing as well as the field of immuno-oncology, including those relating to CAR constructs and CAR-T and CAR-NK cell therapy compositions and methods of use. Our CB-010 product candidate uses Cas9 chRDNAs to insert the CD19-specific CAR into the T cell genome and for an additional edit. Numerous parties have intellectual property relating to RNA-guided Cas9 genome editing. See Risk Factors - “Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings or other patent challenges,” in Item 1A of this Annual Report on Form 10-K. Our CB-011 product candidate and our CB-012 product candidate both use Cas12a chRDNAs to insert the CAR into the T cell genome and to make additional edits. We are aware of certain third-party patents assigned to the Broad Institute, Massachusetts Institute of Technology, and the President and Fellows of Harvard University relating to CRISPR-Cas12a genome-editing systems (Cas12a was then referred to as Cpf1), which will expire in late 2035 assuming no PTE or PTA. Additionally, we are aware of third-party patents assigned to the U.S. government relating to anti-BCMA CARs as well as nucleic acids encoding such CARs, vectors comprising these nucleic acids, and host cells expressing such CARs, which will expire in 2033 assuming no PTE or PTA. We are also aware of several third-party patents relating to various CAR compositions, methods of use, and components, including specific co-stimulatory regions. There is ongoing patent litigation over various third-party CAR patents, and unexpired patents that survive that litigation could be asserted against us.
Third parties may assert that our product candidates infringe their patents, including those listed above. Under U.S. patent laws, conducting clinical trials and seeking regulatory approval in the United States for therapeutic products are generally not considered an act of infringement, and similar exemptions are present in other countries. Nevertheless, third parties may allege that the act of filing our BLA or conducting clinical trials is outside of the safe harbor provision for activities reasonably related to the development and submission of information to the FDA for regulatory approval, and third parties may, upon our regulatory filing, assert infringement claims based on existing patents or patents that may be granted prior to our BLA filing, regardless of the merit of such claims. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, ownership, or priority. Patents in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome this presumption of validity, and there can be no assurance that a court of competent jurisdiction would invalidate the patent. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop, including CB-010, CB-011, and CB-012, as well as any other product candidates or technologies covered by the asserted third-party patents.
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
The terms of our patents may not be sufficient to effectively protect our products and business, and the expiration of our patents may subject us to increased competition.
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
There is uncertainty regarding the patentability of certain inventions in the biotechnology and pharmaceutical areas. Recent decisions by the U.S. Supreme Court have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in particular situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ claims on isolated BRCA1 and BRCA2 genes. To the extent that our claims relate to naturally occurring antibodies or proteins, these may be deemed to be directed to natural products or to lack an inventive concept above and beyond an isolated natural product, and a court may decide the claims are invalid under the Myriad decision. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO, and the relevant law-making bodies, as well as courts and patent offices in other countries, the laws and regulations governing patents could change in unpredictable ways that may weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future, which could have a material adverse effect on our existing patent portfolio and those of our licensors.
In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (the “UPC”). The UPC may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Although this new court was implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it also provides our competitors with a new forum to use to centrally challenge our patents, rather than having to seek invalidity or non-infringement decisions on a country-by-country basis. It will be several years before the scope of patent rights that will be recognized by the UPC, and the strength of patent remedies that will be provided, is known.
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
Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings or other patent challenges.
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
The CVC IP that we have exclusively licensed from UC/Vienna is co-owned with Dr. Charpentier, and Dr. Charpentier has not granted us any rights to the CVC IP, either directly or indirectly. On December 15, 2016, we entered into the IMA with UC, Vienna, Dr. Charpentier, CRISPR Therapeutics AG (the exclusive licensee of Dr. Charpentier in the field of human therapeutics), ERS Genomics Ltd (the exclusive licensee of Dr. Charpentier in all fields outside human therapeutics), and Intellia, our exclusive licensee in a defined field of human therapeutics. Under the IMA, the co-owners provided reciprocal worldwide cross-consents to each of the other co-owners’ existing licensees and sublicensees as well as future licensees and sublicensees, with no accounting to the other owners. The IMA includes a number of other commitments and obligations with respect to supporting and managing the CVC IP, including a cost-sharing agreement. In the United States, each co-owner has the freedom to license and exploit the technology. As a result, although our license from UC/Vienna is exclusive, we do not have any rights from Dr. Charpentier and thus our license to the CVC IP from UC/

Vienna is non-exclusive with respect to such co-owned rights. Furthermore, in the United States, each co-owner is required to be joined as a party to any claim or action we may wish to bring to enforce those patent rights. Although we have entered into the IMA, which provides for, among other things, notice of and coordination in the event of third-party infringement of the patent rights within the CVC IP, there can be no assurance that all parties will cooperate in any future infringement. In addition, the parties to the IMA may dispute certain provisions and the resolution of any contract interpretation disagreement could increase what we believe to be our financial obligations to UC/Vienna.
The CVC IP is, and has been, the source of several disputes in the USPTO, the EPO, and other patent offices. At the time the CVC IP was first filed (May 25, 2012), the United States was under a first-to-invent patent system; thus, if two or more patent applications or one or more patents and one or more patent applications claimed the same invention, the USPTO would determine the inventorship. Specifically, the Broad Institute Inc. and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College (individually and collectively, “Broad”), owns a patent family (having an earliest filing date of December 12, 2012) that includes granted patents in the United States and Europe that claim certain aspects of CRISPR-Cas9 systems to edit DNA in eukaryotic (i.e., plant and animal) cells, including human cells. In January 2016, the Patent Trial and Appeal Board (“PTAB”) of the USPTO declared an interference (Interference No. 106,048, or the ’048 interference) between one of the then-pending U.S. patent applications (now U.S. Patent No. 10,266,850) included in the CVC IP and 12 granted U.S. patents owned jointly by the Broad to determine which set of inventors invented first and, thus, was entitled to patents on the invention in the United States. The PTAB concluded at the end of the motions phase that the declared interference should be discontinued (and not progress to the priority phase) because the involved claim sets were considered patentably distinct from each other. Following appeal by the CVC group, in September 2018, the U.S. Court of Appeals for the Federal Circuit (“CAFC”), affirmed the PTAB’s decision to terminate the interference proceeding without determining which inventors actually invented the use of the CRISPR-Cas9 genome-editing technology in eukaryotic cells. In June 2019, the PTAB declared another interference (Interference No. 106,115, or the ’115 interference) between 14 pending U.S. patent applications in the CVC IP and 13 patents and a patent application co-owned by the Broad. The Broad patents include those that were the subject of the ’048 interference. In February 2022, the PTAB issued its decision that the Broad inventors were the first to invent the use of CRISPR-Cas9 genome editing in eukaryotic cells; the owners of the CVC IP have appealed this decision to the CAFC.
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
Opposition and appeal proceedings in the EPO are ongoing against patents owned by the Broad, ToolGen, and MilliporeSigma as well as against the CVC IP. Additionally, invalidation trials or appeals thereof of the CVC IP are ongoing in China, India, and Japan. Such proceedings are often lengthy and can lead to the revocation of a patent in its entirety, the maintenance of the patent as granted, or, depending upon the jurisdiction, the maintenance of a patent in amended form. These CVC IP will expire in 2033 without PTA or PTE.
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
Furthermore, others may independently discover our trade secrets or other confidential information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we consider to be confidential, including trade secrets, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position will be materially and adversely harmed.
Intellectual property rights do not necessarily address all potential competitive threats and may not adequately protect our business or permit us to maintain our competitive advantage.
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
We currently do not have clinical-scale manufacturing capabilities, nor do we have any immediate plans to develop such capabilities; thus, we must rely on third-party CMOs to manufacture clinical supplies for our product candidates. We currently rely on five different CMOs to supply materials to an additional CMO who manufactures the necessary CB-010, CB-011, and CB-012 product candidates for our phase 1 clinical trials. We anticipate that we may need to engage other suppliers and CMOs for our clinical trials with our product candidates.
We receive the CRISPR chRDNA guides used for genome editing from one CMO, the Cas proteins (Cas9 in the case of CB-010 and Cas12a in the case of CB-011 and CB-012) from another CMO, the virus used to insert the CAR into the T cell genome from another CMO located outside the United States, and our healthy donor cells from multiple sources. The virus CMO receives plasmid from another supplier used in the manufacture of the viral material. Another CMO uses all of these materials to manufacture the CAR-T products. Coordination is essential to ensure that the various materials are received by the CMO manufacturing the T cell products in time, and in the correct amounts, for manufacturing runs. The manufactured CAR-T products then undergo a series of release testing. There can be no assurance that we will not experience supply or manufacturing issues in the future; particularly, given our reliance on single-source suppliers, some of which are small companies with limited resources and experience to support clinical, and ultimately commercial, products. We cannot ensure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purposes. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand if we must switch to a new supplier or CMO. The time and effort to qualify a new supplier or CMO, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Furthermore, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business, financial condition, results of operations, and prospects.
If our CMOs and suppliers cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over the ability of our CMOs and suppliers to maintain adequate quality control, quality assurance, and corresponding maintenance of records and documents, or to hire and retain trained personnel. If the FDA or a foreign regulatory authority inspects these third-party facilities for compliance with regulations for the manufacture and testing of materials or product candidates and, if these facilities fail inspection and cannot adequately correct deficiencies, we may need to find alternative CMOs, which would significantly impact our ability to develop and obtain regulatory approval for our product candidates, and if approved, to market our products. One of our CMOs is a company with ties to China. U.S. lawmakers have urged the U.S. government to investigate CMOs and CROs that have ties to China to ensure that sensitive U.S. biotechnology intellectual property is not transferred to China. Any such investigations or other regulatory actions could affect the ability of this CMO to provide services to us in a timely manner. In addition, if our CMOs and suppliers are unable to timely perform or have operations temporarily halted as a result of inspection or enforcement actions taken by the FDA or other regulatory authorities, or as a result of pandemics or other public health crises, we may experience manufacturing delays or delays in receiving healthy donor cells used in manufacturing our product candidates or may need to find alternative CMOs or suppliers, which in each case would significantly impact our ability to develop, obtain regulatory approval for, and market our product candidates, if approved.
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
•our product candidates may be damaged or otherwise made unfit for use in clinical trials during shipment from our CMOs to clinical trial sites;
•we rely on third parties to perform release tests on our product candidates prior to delivery to clinical trial sites. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm;
•we may be unable to identify additional CMOs or suppliers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA or foreign regulatory authorities may have questions regarding any replacement CMO or supplier. This may require new testing and regulatory interactions. In addition, a new CMO would have to be educated in, or develop substantially equivalent processes for, production of our product candidates; and

•as a result of pandemics or other public health crises, our CMOs and suppliers may experience production delays and shutdowns.
Our CMO that supplies the virus we use to insert the CAR into our CAR-T product candidates is located outside the United States. To date, our virus CMO has not been audited by the FDA, but it has received the cGMP certification for the manufacture of recombinant viral vectors from an EU national regulatory authority. There are additional risks with using a non-U.S. vendor, including:
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
•the CMO’s potential unfamiliarity with FDA requirements when shipping into the United States; and
•workforce uncertainty in countries where labor unrest is more common than in the United States.
For our allogeneic CAR-T product candidates, we rely on receiving healthy donor material to manufacture our product candidates. Variation in quality of donor T cells, and potential challenges in procuring appropriate donor material, could result in insufficient product supply or may result in us being unable to initiate or continue clinical trials on the timelines we expect.
Unlike autologous CAR-T companies, we are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in quality, and this variation requires us to release batches with the highest integrity based on specifications confirmed by regulatory authorities, which makes producing standardized product candidates more likely. However, this step may slow the development and commercialization pathway of those product candidates if releasable batches are not identified sufficiently rapidly. We and our CMOs have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR-T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures with the material after production. We may also have to develop new testing methods and update our specifications for new risks, such as screening for new viruses. We have strict specifications for donor material, which include specifications required by regulatory authorities. If we are unable to (i) identify and obtain donor material that satisfies specifications, (ii) agree with regulatory authorities on appropriate specifications, or (iii) address variability of donor T cells, there may be insufficient material or we may be unable to initiate or continue clinical trials on the timelines we expect, which could harm our reputation and adversely impact our business and prospects. Although our suppliers are currently able to provide us with donor material, if, in the future, our suppliers are unable to secure donor material due to pandemics or other public health crises or for any other reasons, we may no longer have sufficient donor material to manufacture our cell therapy product candidates. Additionally, our donor-derived product candidates may be subject to rapid recognition by a patient’s immune system, thus limiting their potential efficacy.
We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or do not meet deadlines, we may not be able to obtain regulatory approval of, or commercialize, our product candidates.
We depend, and will continue to depend, on CROs, clinical trial sites and clinical trial principal investigators, contract laboratories, and other third parties to conduct our ongoing and future clinical trials. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the protocol and applicable legal, regulatory, and scientific standards and regulations, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for the conduct of clinical trials on product candidates in clinical development. Regulatory authorities enforce cGCPs through periodic inspections and for-cause inspections of clinical trial principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs or fail to enroll a sufficient number of patients, we may be required to conduct additional clinical trials to support our marketing applications, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal, state, or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, or provide us or government agencies with inaccurate, misleading, or incomplete data.
Although we design the clinical trials for our product candidates, our CROs facilitate and monitor our clinical trials. As a result, many important aspects of our clinical development programs, including site and investigator selection, and the conduct and timing and monitoring of the study, are partly or completely outside our direct control. Our reliance on third parties to conduct and monitor the progress of clinical trials also results in less direct control over the collection, management, and quality of data developed through clinical trials than would be the case if we were relying entirely upon our own employees. Communicating with third parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities.
Any third parties conducting our clinical trials are not, and will not be, our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet deadlines, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or if there are other difficulties with such third parties, such as staffing difficulties, changes in priorities, or financial distress, our clinical trials may be extended, delayed, or terminated.
Unauthorized access or manipulation of our clinical trial data in databases maintained or utilized by third parties may adversely affect the validity of the data from our clinical trials and, ultimately, our clinical trials. There have been instances in the biotechnology industry of clinical trial investigators acting improperly, including data fabrication and unauthorized manipulation of data. In addition, a growing number of cybersecurity incidents are being reported, during which certain organizations gain access to databases that contain clinical trial data and demand a ransom. In such instances, it may be difficult to determine whether the validity of our clinical trial data has been compromised, thereby jeopardizing the entire clinical trial. As a result, we may not be able to complete development of, obtain regulatory approval of, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates will be harmed, our costs could increase, and our ability to generate revenue could be delayed.
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
We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, www.ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions. Our ANTLER phase 1 clinical trial for our CB-010 product candidate, our CaMMouflage phase 1 clinical trial for our CB-011 product candidate, and our AMpLIFY phase 1 clinical trial for our CB-012 product candidate are posted on www.ClinicalTrials.gov. For any violations of laws and regulations during the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement action that may include civil and other penalties, up to and including criminal prosecution.
We may form or seek collaborations or strategic alliances in the future for the development and commercialization of one or more of our product candidates or for new product candidates. We may not be successful in those efforts and, even if we do enter into any collaborations, they may not be successful.
Our product candidate development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. To date, we have not partnered with a third party with respect to commercializing of any of our product candidates. We have entered into agreements with Pfizer with respect to certain information rights and rights of first negotiation with Pfizer regarding a BCMA Product Candidate, including our CB-011 product candidate. In the future, we may choose to partner with third parties for one or more of our product candidates. If we are unable to negotiate and enter into partnerships, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market, if approved, and generate product revenue.
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
We are highly dependent on the research and development, clinical, operational, legal, financial, and other business expertise of our executive officers, including Rachel E. Haurwitz, Ph.D., our president and chief executive officer; Steven B. Kanner, Ph.D., our chief scientific officer; Tim Kelly, M.S./M.B.A., our chief technology officer; Ruhi Khan, M.B.A., our chief business officer; Barbara G. McClung, J.D., our chief legal officer and corporate secretary; Jason V. O’Byrne, M.B.A., our chief financial officer; and Reigin Zawadzki, our chief people officer; as well as other members of our senior leadership team and our research and development team. Certain of our scientists have greatly contributed to our intellectual property and are critical as we move our CRISPR Cas12a chRDNA technology platform forward. Although we have entered into employment agreements with all of our executive officers, each of them may terminate their employment with us at any time. All of our employees are “at will,” which means that any of our employees could leave our employment at any time, with or without notice.
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
In addition, we rely on consultants and advisors, including our co-founders and SAB, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including Drs. Jennifer A. Doudna and Martin Jinek, who are among our founders and who are pioneers in CRISPR genome-editing technology, are not employed by us, are employed by employers other than us, and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
As of March 1, 2024, we have 158 full-time employees, and we expect to continue to increase our number of employees and the scope of our operations, specifically clinical operations, in 2024 and beyond as we seek to advance development, and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
Our internal computer systems, or those of third parties with which we interact, may fail or suffer security breaches, which could result in a material disruption of the development of our product candidates and research programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

Our internal computer systems, and those of third parties with which we interact, including our clinical sites, governmental agencies, CMOs, suppliers, CROs, clinical sites, and the like, are vulnerable to damage from computer viruses, ransomware, malware, data corruption, cyber-based attacks, phishing attacks, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The prevalent use of mobile devices and unauthorized applications also increases the risk of data security incidents. In addition, the increase in the number of our employees, and continued hybrid working environment, has intensified our dependence on internet technology systems as some of our critical business activities are currently being conducted remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Although we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our product candidate development and our business operations, whether due to a loss of our trade secrets or other confidential information or other similar disruptions. For example, the loss of clinical trial data from our current or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in the theft, loss, or destruction of intellectual property, data, or other misappropriation of assets; financial loss; or otherwise compromise our confidential information, including trade secrets, and disrupt our operations, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations, and growth prospects.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in the information systems and networks of our company, our third-party vendors, and clinical sites, including personal information of our employees and, potentially, our clinical study patients, and company and vendor confidential data. In addition, third parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information to gain access to data and systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing, and other cyberattacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks.

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

Moreover, there is increasing stakeholder pressure on companies to diligence environmental, social, and governance matters in the supply chain. Negative publicity regarding production methods, alleged practices, or workplace or related conditions of any of our CMOs, suppliers, CROs, clinical sites, or third parties who perform services for us could adversely affect our reputation. We could be forced to locate alternatives, which could increase our costs and result in delayed supply of components for, and manufacturing of, our product candidates, or other disruptions to our operations.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.
If we or our independent registered public accounting firm determines we have a material weakness in our internal controls over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Internal control deficiencies could also result in a restatement of our financial results in the future. Failure to remedy any material weakness or significant deficiency in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), as modified by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), our federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely. Additionally, for tax years beginning after December 31, 2020, the deductibility of federal NOLs incurred in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income. It is uncertain if and to what extent various states will conform to the NOL changes contained in the TCJA and the CARES Act. Federal research and development credit and orphan drug credit carryforwards may only be carried forward for 20 years and therefore could expire unused. As a result, they may be unavailable to offset future taxes.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Tax Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced prior ownership changes in 2014, 2016, and most recently in July 2021 upon our IPO. We do not expect any permanent limitations on our tax attributes. We have recorded a full valuation allowance for deferred tax assets, including NOLs and tax credits as of December 31, 2023. The issuance of common stock in the future, or shifts in the ownership of our common stock among certain stockholders, either separately or in combination, over time may result in a limitation under Sections

382 and 383 of the Code. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the use of California state NOLs and tax credits to offset California taxable income in years beginning after 2019 and before 2022. If an ownership change occurs and we earn taxable income in future years, the limitation on our ability to use our NOLs and other tax attribute carryforwards could adversely affect our future operating results by increasing our future income tax liabilities. See Note 15 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Pandemics or other public health crises, such as the prior COVID-19 pandemic, may adversely impact our business, financial condition, and results of operations, including our preclinical studies and clinical trials, and may cause substantial disruption in the financial markets and adversely impact economies worldwide.
We may experience disruptions related to pandemics or other public health crises that could severely impact our business, preclinical studies, clinical trials, and commercialization activities, including:
•halting or suspending enrollment in our clinical trials;
•delays or difficulties in enrolling and retaining patients in our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, and processing and analyses, due to limitations on travel imposed or recommended by federal, state, or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical study endpoints;
•requirements to change the ways in which our preclinical studies and clinical trials are conducted due to governmental regulations as part of a response to pandemics or other public health crises, which may result in unexpected costs, delays, or discontinuation of our preclinical studies and clinical trials altogether;
•increased adverse events and deaths in our clinical trials due to pandemic-related infections;
•increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting certain diseases or being forced to quarantine due to other public health crises;
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
•interruption of, or delays in receiving, supplies of components for our product candidates from our suppliers, including the supply of healthy donor cells, and delays or suspension in manufacturing by our CMOs due to staffing shortages, production slowdowns or stoppages, and disruptions in delivery systems, or due to prioritization of production for pandemic-related therapies or vaccines;
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
The extent to which pandemics or other public health crises may impact our business, research, preclinical studies and clinical trials, productivity of our employees, supply chains, and access to capital or business development activities will depend on future developments, which are highly uncertain at this time. To the extent pandemics or other public health crisis adversely affects our business, financial condition, results of operations, and prospects, it may also have the effect of amplifying many of the other risks described in this Risk Factors section, such as those relating to the timing and results of our current and future clinical trials and our financing needs.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
In addition to the business disruptions caused by public health crises or potential cybersecurity attacks, our operations, and those of our CMOs, suppliers, CROs, and clinical trial sites, could be subject to disruptions, including those caused by earthquakes, power shortages or outages, telecommunications failures, water shortages or outages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, financial condition, results of operations, and prospects, and increase our costs and expenses. Our ability to manufacture our product candidates could be disrupted if our operations or those of our CMOs, suppliers, CROs, or clinical trial sites are affected by a natural or man-made disaster or other business interruption. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our business, financial condition, results of operations, and prospects could suffer in the event of a major earthquake, fire, or other natural disaster. Furthermore, our preclinical work involves studies in mice. In the past, vivarium sites have been shut down by animal activists, and any disturbance or shut down at sites where our preclinical work is being conducted could jeopardize our data and affect our product candidate timelines.
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
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each put into receivership. Although the U.S. Department of Treasury, FDIC, and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC, and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition, or results of operations as a result of the matters relating to these banks, uncertainty remains over liquidity concerns in the broader financial services industry, and our industry as a whole may be adversely impacted in ways that we cannot predict at this time.
Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets, termination of cash management arrangements, and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of certain banks. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.
Our business, financial condition, results of operations, or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of pandemics or other public health crises, the ongoing war between Russia and Ukraine and the ongoing conflict in the Middle East, interest rate fluctuations, rising inflation, recession, or other global financial, geopolitical crises or macroeconomic factors, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. Recent global events such as supply chain constraints have led to higher inflation, which, if sustained, could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic product candidates may be negatively affected. Global conflicts or a weak or declining economy may increase the likelihood disruptions of our clinical trials or manufacturing and supply of our product candidates. We are currently conducting our ANTLER clinical trial at sites in Israel and, although we have not experienced delays or interruptions to date, given the conflict in the Middle East, we may experience disruptions at these sites in the future. Additionally, any supply disruptions could make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which would increase pressure on our costs and increase the risk that we may be unable to acquire the necessary materials to successfully manufacture our product candidates. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase the cost of capital as compared to prior periods and could also affect our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and CMOs to manufacture clinical trial materials for our product candidates. Furthermore, we currently conduct some clinical trials outside of the United States, and unfavorable global conditions could affect these trials. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which such conditions could adversely impact our business.
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
•inability to obtain collaboration partners;
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
•general economic and political conditions such as recessions, inflationary pressures, interest rates, fuel prices, elections, drug pricing policies, international currency fluctuations, acts of war or terrorism, geopolitical events and public health crises; and
•the other factors described in this Risk Factors section.
We are subject to securities class action litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and we are currently litigating a class action complaint in the U.S. District Court for the Northern District of California, filed by purported stockholders against us and certain of our directors, officers, and underwriters. See Legal Proceedings in Item 3 of this Annual Report on Form 10-K for additional information. We may face additional securities class action litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Defending against the current litigation and any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 5, 2024, we had 90,314,501 shares of common stock outstanding. Most of these shares can be sold at any time unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations and other restrictions under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options or other equity awards. Therefore, these shares can be freely sold in the public market upon issuance and, once vested, subject to volume limitations applicable to our affiliates. If significant amounts of our shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
We are an “emerging growth company” under the JOBS ACT and a “smaller reporting company” and the reduced disclosure requirements and exemptions from certain governance requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our IPO. For as long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to some other public companies.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include operational risks, intellectual property or trade secret theft, improper disclosure of confidential information, fraud, extortion, harm to employees or third parties with which we do business, and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy, and compliance issues are identified and addressed through a multi-faceted approach including third-party assessments, internal information technology (“IT”) audits, and IT security reviews. To defend, detect, and respond to cybersecurity incidents, we perform cybersecurity reviews of systems and applications; audits of applicable data policies; regular vulnerability assessments and penetration testing using external third-party tools to test security control; security incident and event management; continuous monitoring, and threat intelligence gathering; conduct employee training; and implement appropriate changes.
We also leverage third-party expertise to audit and test our cybersecurity program. These include periodic reviews of cybersecurity threats and related controls, including reviews of periodic penetration tests conducted by independent third parties. We have implemented processes to manage the cybersecurity risks associated with our use of third-party service providers. This includes proactive monitoring of third party’s configurations, risk questionnaires for new technology vendors, and other processes to minimize risks associated with our third-party providers.
Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.
Our risk management program also assesses third-party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors and suppliers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our confidential information and data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third parties.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see Risk Factors - “Our internal computer systems, or those of third parties with which we interact, may fail or suffer security breaches, which could result in a material disruption of the development of our product candidates and research programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business,” in Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The board’s audit committee is responsible for the oversight of risks from cybersecurity threats and receives updates on a quarterly basis from management, including representatives from our IT, finance, and legal departments regarding matters of cybersecurity. These updates include existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our board members also engage in ad hoc conversations with management on cybersecurity-related news events and updates to our cybersecurity risk management and strategy programs.
Our day-to-day cybersecurity risk management and strategy processes are overseen by representatives from our IT, finance, and legal departments. Such individuals have an average of over 15 years of prior work experience in various roles involving IT security, auditing, compliance, data protection, privacy, risk management, systems, and programming. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, our cybersecurity risk management and strategy processes, and report to the audit committee on any appropriate items.

Item 2. Properties.
Our corporate headquarters are located in Berkeley, California, where we lease approximately 61,735 and 10,000 square feet of research and development, laboratory, and office space. These leases expire in March 2031 and July 2032, respectively. We have the ability to extend these leases for an additional five years each. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024, and oral argument on the motion is scheduled for April 23, 2024. We intend to vigorously defend the claims asserted against us.

On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint. On November 9, 2023, we filed a motion to dismiss the amended complaint on the grounds that our certification of incorporation mandates that Securities Act claims against us be brought in federal court. On February 28, 2024, the court granted our motion to dismiss and ordered the case dismissed.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRBU.”
Holders
As of March 5, 2024, we had 40 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name by banks, brokers, and other financial institutions.
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
Use of Proceeds from our IPO
On July 22, 2021, our Registration Statement on Form S-1 (File No. 333-257604) relating to our initial public offering (“IPO”) of our common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On July 22, 2021, we filed a second Registration Statement on Form S-1 (File No. 333-258105) pursuant to Rule 462(b) of the Securities Act of 1933, as amended (“Securities Act”), which was effective immediately upon filing. Our net proceeds from our IPO, after deducting underwriting discounts and commissions and estimated offering expenses of $28.6 million, were $321.0 million, including the proceeds from shares issued upon the exercise in full of the underwriters’ overallotment option. There has been no material change in our planned use of the net proceeds from our IPO from that described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 23, 2021.
Recent Sales of Unregistered Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report that were not previously reported in a Current Report on Form 8-K (or on Form 10-Q in lieu of Form 8-K).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements, including statements regarding our intentions, plans, objections and expectations for our business. Forward-looking statements are based upon current beliefs, plans and expectations related to future events and our future financial performance and are subject to risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those set forth the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. See also the Special Note Regarding Forward-Looking Statements section of this Annual Report on Form 10-K.
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing to develop cell therapies that are armored to improve activity against diseases. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.
We are initially focused on advancing our allogeneic cell therapies for the treatment of hematologic malignancies. Our therapies are directed at established cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies, to enhance activity against devastating diseases.
Our lead product candidate, CB-010, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-CD19 allogeneic, or off-the-shelf, CAR-T cell therapy to be evaluated in patients with second-line relapsed or refractory large B cell lymphoma (“r/r LBCL”). To our knowledge, CB-010 is also the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial in adult patients with r/r B-NHL. In the dose escalation portion of our ANTLER clinical trial, 16 patients, the majority of whom were third-line or later, were enrolled and treated with a single dose of CB-010. Three dose levels of CB-010 were evaluated: dose level 1 (40x106 viable CAR-T cells, n=8), dose level 2 (80x106 viable CAR-T cells, n=5), and dose level 3 (120x106 viable CAR-T cells, n=3). CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. Based on these encouraging dose escalation data, we are evaluating CB-010 in second-line LBCL patients in the dose expansion portion of the ongoing ANTLER trial to determine the recommended phase 2 dose (“RP2D”). CB-010 has received regenerative medicine advanced therapy (“RMAT”) designation for r/r LBCL, fast track designation for relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”), and orphan drug designation for follicular lymphoma (“FL”), from the U.S. Food and Drug Administration (“FDA”).

Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in adult patients with relapsed or refractory multiple myeloma (“r/r MM”). Dose level 1 (50x106 viable CAR-T cells, n=3) and dose level 2 (150x106 viable CAR-T cells, n=3) have been cleared in our CaMMouflage trial without any observed dose-limiting toxicities (“DLTs”), and we are currently enrolling patients at dose level 3 (450x106 viable CAR-T cells). CB-011 was granted fast track and orphan drug designations for r/r MM from the FDA.
The third product candidate from our CAR-T cell platform is CB-012, an allogeneic CAR-T cell therapy targeting CLL-1 (also known as CD371). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies, and its manufacture requires a total of five genome edits. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”).We have dosed the first patient in our AMpLify phase 1 clinical trial, which is evaluating CB-012 in adult patients with relapsed or refractory AML (“r/r AML”) at dose level 1 (25x106 viable CAR-T cells).
Since our founding in 2011, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, expanding our genome-editing platform technologies, developing our product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture, testing, and clinical trial evaluations of our product candidates. We do not have any products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses since commencement of our operations.
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock.
Our net losses for the years ended December 31, 2023 and 2022 were $102.1 million and $99.4 million, respectively. We had an accumulated deficit of $299.3 million as of December 31, 2023. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
•advance the ANTLER phase 1 clinical trial and initiate the planned pivotal phase 3 clinical trial for our CB-010 product candidate, the CaMMouflage phase 1 clinical trial for our CB-011 product candidate, and the AMpLify phase 1 clinical trial for our CB-012 product candidate;
•continue our current research programs and our preclinical and clinical development of our other current product candidates and any other product candidates we identify and choose to develop;
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
•experience any delays, challenges, or other issues associated with any of the above, including the failure of clinical trials meeting endpoints, unanticipated preclinical results, or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;
•make royalty, milestone, or other payments under current, and any future, agreements with third parties;
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company.
We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T and CAR-NK cell therapy product candidates themselves. We expect to continue to rely on our CMOs for the manufacturing of our preclinical study and clinical trial materials, and most of these

CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide greater flexibility and control over our clinical or commercial manufacturing needs.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market facility), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $34.5 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
For the foreseeable future, we expect substantially all of our revenue will be generated from licensing and collaboration agreements.
Operating Expenses
Research and Development Expenses
Our research and development expenses consist of internal and external expenses incurred in connection with the development of our product candidates and our platform technologies, and our in-licensing, assignment, and other third-party agreements.
External costs include:
•costs associated with acquiring technology and intellectual property licenses that have no alternative future uses, sublicensing revenues, and milestones;
•costs incurred in connection with the preclinical and clinical development and manufacturing of our product candidates, including under agreements CMOs, suppliers, clinical research organizations (“CROs”), and clinical sites; and
•other research and development costs, including laboratory materials and supplies, and consulting services.

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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our product candidates through clinical trials and later stages of development; conduct preclinical studies and clinical trials for our other product candidates; seek regulatory approvals for any product candidates that successfully complete clinical trials; expand our research and development efforts and incur expenses associated with hiring additional personnel to support our research and development efforts; and seek to identify, in-license, acquire, and/or develop additional product candidates.
The successful development of our CAR-T product candidates, as well as other potential future product candidates, is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of preclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:
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
•clearance of IND applications to initiate clinical trials on new product candidates;
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
•establishment of agreements with CMOs and suppliers for clinical and commercial supplies and scaling up manufacturing processes and capabilities to support our clinical trials;
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
The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$2,777	$3,169	$(392)
Services provided by CROs, CMOs, and other third parties that conduct preclinical studies and clinical trials on our behalf	45,777	30,367	15,410
Other research and development expenses	16,967	16,703	264
Total external costs	65,521	50,239	15,282
Internal costs:
Personnel-related expenses	35,411	24,123	11,288
Facilities and other allocated expenses	11,143	7,868	3,275
Total internal costs	46,554	31,991	14,563
Total research and development expenses	$112,075	$82,230	$29,845
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the years ended December 31, 2023 and 2022, we recorded $1.5 million and $3.5 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
We expect that our general and administrative expenses will increase in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash and marketable securities and the change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under our Exclusive License Agreement, dated November 13, 2020 with MSKCC (“MSKCC Agreement”).

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,		Change
	2023	2022	$
	(in thousands)
Licensing and collaboration revenue	$34,477	$13,851	$20,626
Operating expenses
Research and development	112,075	82,230	29,845
General and administrative	38,461	38,020	441
Total operating expenses	150,536	120,250	30,286
Loss from operations	(116,059)	(106,399)	(9,660)
Other income (expense)
Change in fair value of equity securities	(6)	(133)	127
Change in fair value of the MSKCC success payments liability	(1,288)	2,429	(3,717)
Other income, net	15,476	4,752	10,724
Total other income	14,182	7,048	7,134
Net loss before provision for income taxes	(101,877)	(99,351)	(2,526)
Provision for income taxes	193	70	123
Net loss	$(102,070)	$(99,421)	$(2,649)
Licensing and Collaboration Revenue

Licensing and collaboration revenue increased by $20.6 million to $34.5 million for the year ended December 31, 2023 from $13.9 million for the year ended December 31, 2022. This increase primarily relates to a $16.8 million increase in revenue recognized under the now-terminated Collaboration and License Agreement (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). In connection with the termination of the AbbVie Agreement, we recognized the remaining deferred revenue of $20.8 million during the year ended December 31, 2023.
The following table summarizes our revenue by licensee for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
AbbVie	$24,802	$7,956	$16,846
Edge Animal Health, related party	1,150	—	1,150
Pfizer, related party	1,243	—	1,243
Other licensees	7,282	5,895	1,387
Total licensing and collaboration revenue	$34,477	$13,851	$20,626

Research and Development Expenses
Research and development expenses increased by $29.8 million to $112.1 million for the year ended December 31, 2023 from $82.2 million for the year ended December 31, 2022. This increase was primarily related to an increase of $15.4 million of external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, including an increase of $5.1 million due to timing of CMO activities, and $10.3 million in CRO activities for clinical trials; $11.3 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and $3.3 million in facilities and other allocated expenses. These increases were partially offset by a $0.4 million decrease in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million to $38.5 million for the year ended December 31, 2023 from $38.0 million for the year ended December 31, 2022. This increase was primarily related to increases of $3.1 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and $0.9 million in facilities and other allocated expenses. These increases were partially offset by decreases of $2.4 million in legal and director and officer insurance expenses, and other service related expenses; and a $1.0 million in patent prosecution and maintenance costs.
Total Other Income
Total other income increased by $7.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $1.3 million for the year ended December 31, 2023. We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $2.4 million for the year ended December 31, 2022.
We recognized a $10.7 million increase in other income during the year ended December 31, 2023 compared to December 31, 2022. The increase primarily relates to an increase of $10.7 million in interest income earned from marketable securities in 2023.
Income Tax
An income tax expense of $0.2 million was recognized for the year ended December 31, 2023, which was primarily related to deferred state taxes. An income tax expense of $0.1 million was recognized for the year ended December 31, 2022, which was primarily related to current federal taxes of $0.2 million, partially offset by a state deferred tax benefit of $0.1 million.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our capital stock, including sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds through 2021, from our initial public offering (“IPO”) in 2021, which generated approximately $321.0 million in net proceeds, and from an underwritten follow-on public offering in 2023 which generated approximately $134.4 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock through 2020. Additionally, we received a $25.0 million equity investment from Pfizer, Inc. (“Pfizer”) through a private placement transaction in June 2023. Through December 31, 2023, we received approximately $95.1 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $36.7 million that was received from AbbVie under the now-terminated AbbVie Agreement.
On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC, which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022. As of December 31, 2023, we had sold securities in an aggregate amount of $144.9 million under the Shelf Registration Statement.
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (“Securities Act”). Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. For the year ended December 31, 2023, we sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
In February 2024, we sold 1,594,171 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.33 for aggregate gross proceeds of $11.7 million ($11.3 million, net of offering expenses).
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
As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $372.4 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments, and payments under certain of our license agreements as described in Note 4 and Note 9, respectively, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date of this Annual Report on Form 10-K. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with suppliers, CMOs, CROs, clinical trial sites, licensors, assignors, and the like. These agreements provide for termination at the request of either party generally with less than one-year notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. Some of these agreements include contingent payments that will become payable if and when we achieve certain development, regulatory, clinical, and/or commercial milestones. As of December 31, 2023, the satisfaction and timing of such contingent payments is uncertain and is not reasonably estimable.
We have milestones, royalties, and/or other payments due to third parties under our existing license and assignment agreements. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot estimate when such payments will be due and none of these events is probable to occur as of December 31, 2023.
MSKCC Agreement Success Payments

Under the MSKCC Agreement, we are obligated to make success payments to MSKCC of up to $35.0 million if our stock price increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock with $5.1914 per share, adjusted for future stock splits, during a specified time period. The relevant time period commences when the first patient is dosed with our first CLL-1 product candidate (CB-012) in the first phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with our first CLL-1 product candidate in the first phase 1 clinical trial. As of December 31, 2023 the timing and likelihood of triggering the MSKCC success payments are uncertain. See note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the MSKCC success payments liability.
Leases
We have operating lease agreements for our office spaces. As of December 31, 2023, we had lease payment obligations totaling $41.7 million, of which $3.5 million is due within 12 months.

Strategic Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Pfizer, Inc. (“Pfizer”) pursuant to which we, in a private placement transaction, agreed to issue and sell to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 product candidate that is being evaluated in our CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement, having a 36-month term. Under the Information Rights Agreement, we granted Pfizer a 30-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation will be reinstated. Under the Information Rights Agreement, we also granted Pfizer the right to designate one representative to serve on our scientific advisory board (“SAB”). Through an information sharing committee, we provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
On June 29, 2023, we and Pfizer also entered into a Voting Agreement, pursuant to which, for a period of 12 months, Pfizer agreed to cause our voting securities that Pfizer beneficially owns (within the meaning of Rules 13d-3 or 13d-5 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) in excess of 4.99% of our then issued and outstanding voting securities to be voted (i) with respect to any matter directly relating to remuneration of directors, directors’ insurance, or indemnification or release from liability of directors, in a manner proportionally consistent with the votes properly cast for and against by holders of voting securities not beneficially owned by Pfizer, and (ii) with respect to any other matter in which Pfizer shall have the right to vote such voting securities, in accordance with the recommendation of our board of directors or any applicable committee thereof.
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
•increases in the number of our employees and expansion of our physical facilities to support growth initiatives;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

•whether we enter into any collaboration agreements and the terms of any such agreements;
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
•the achievement of milestones or occurrence of other developments that trigger payments by or to third parties;
•our implementation of various computerized informational systems and efforts to enhance operational systems;
•the impact of public health crises or geopolitical events on our clinical development or operations;
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

Cash Flows
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
Cash used in operating activities	$(93,291)	$(90,966)	$(2,325)
Cash used in investing activities	(68,183)	(93,249)	25,066
Cash provided by financing activities	154,298	2,133	152,165
Net decrease in cash and cash equivalents	$(7,176)	$(182,082)	$174,906
Cash Used in Operating Activities
Net cash used in operating activities was $93.3 million and $91.0 million for the years ended December 31, 2023 and 2022, respectively.
Cash used in operating activities in the year ended December 31, 2023 was primarily due to our net loss of $102.1 million, adjusted by non-cash charges of $16.1 million and net changes in our net operating assets and liabilities of $7.3 million. Our 2023 non-cash charges were primarily comprised of $13.8 million of stock-based compensation, $3.5 million of depreciation and amortization expense, $2.0 million of non-cash lease expense, and change in the fair value of the MSKCC success payments liability of $1.3 million, which were partially offset by the accretion of discounts on marketable securities of $4.4 million. The changes in our net operating assets and liabilities were due to decreases of $16.9 million in deferred revenue and $0.6 million in operating lease liabilities, partially offset by increases of $5.7 million in accrued expenses and other current liabilities, $1.8 million in accounts payable, and decreases of $1.8 million in prepaid expenses and other current assets and $0.8 million in contract assets.
Cash used in operating activities in the year ended December 31, 2022 was primarily due to our net loss of $99.4 million, adjusted by non-cash charges of $12.7 million and net changes in our net operating assets and liabilities of $4.2 million. Our 2022 non-cash charges were primarily comprised of $11.7 million of stock-based compensation, $2.0 million of non-cash lease expense, $1.6 million of depreciation and amortization expense, and $0.6 million of acquired in-process research and development, which were partially offset by the change in the fair value of the MSKCC success payments liability of $2.4 million, and accretion of discounts on marketable securities of $0.8 million. The changes in our net operating assets and liabilities were due to decreases of $4.8 million in deferred revenue, $2.7 million in accounts payable, $0.4 million in operating lease liabilities, and increases of $1.0 million in prepaid expenses and other current assets, $0.8 million in contract assets, and $0.6 million in other assets, partially offset by increases of $2.0 million in accrued expenses and other current liabilities, and decreases of $3.3 million in other receivables, and $1.0 million in accounts receivable.
Cash Used in Investing Activities
During the year ended December 31, 2023 and 2022, cash used in investing activities was $68.2 million and $93.2 million, respectively.
Cash used in investing activities for the year ended December 31, 2023 was primarily due to purchases of marketable securities of $394.8 million and purchases of property and equipment of $11.6 million, partially offset by the proceeds from sales and maturities of marketable securities of $338.2 million.
Cash used in investing activities for the year ended December 31, 2022 was primarily due to our purchases of marketable securities of $339.1 million, purchases of property and equipment of $6.5 million, and in-process research and development of $0.6 million, partially offset by the proceeds of maturities of marketable securities of $252.9 million.
Cash Provided by Financing Activities
During the years ended December 31, 2023 and 2022, cash provided by financing activities was $154.3 million and $2.1 million, respectively.

Cash provided by financing activities for the year ended December 31, 2023 was due to proceeds from a follow-on public offering, net of offering expenses, of $134.4 million, proceeds from issuance of common stock in a private placement with Pfizer of $17.3 million, the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan (“ESPP”) of $1.6 million, and proceeds from issuance of common stock related to an at-the-market offering, net of offering expenses, of $1.0 million.
Cash provided by financing activities for the year ended December 31, 2022 was due to the exercise of stock options and purchases of common stock under the 2021 Employee Stock Purchase Plan of $2.1 million.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates and assumptions could occur in the future. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.
Although our significant accounting policies are described in more details in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate and accrue expenses. Research and development expenses are charged to expense as incurred. Research and development expenses include those for certain payroll and personnel; laboratory supplies; consulting; manufacturing; external clinical; and allocated overhead, including rent, equipment depreciation, and utilities.
We record accrued liabilities for estimated costs of research and development activities conducted by third-party CMOs, CROs, and other third-party service providers. We accrue for these costs based on factors such as estimates of the work completed and in accordance with service agreements established with these third-party service providers.
We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different than the actual amounts incurred, the estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any one period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial and manufacturing expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.
Stock-Based Compensation Expense
Stock-based compensation expense related to awards to employees is measured at the grant date based on the fair value of the award. We determine the grant-date fair value of the options using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) awards is determined based on the number of units granted and the closing price of our common stock as of the grant-date. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period, and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.
We use the Black-Scholes valuation model as the method for determining the estimated fair market value of stock options and stock purchases under our ESPP with the following assumptions:
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
Expected Term — Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method. The expected term for our ESPP is the offering period.
Expected Volatility — Expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants, as we do not have sufficient trading history for our common stock. Comparable companies are chosen based on their size, stage in the life cycle, or area of specialty. We will continue to apply this process for stock options awards and ESPP stock purchases until enough historical information regarding the volatility of our stock price becomes available.
Expected Dividends — Expected dividends is zero as we have never paid dividends on our common stock and have no plans to do so in the foreseeable future.
Risk-Free Interest Rate — Risk-free interest rate is based on the U.S. Treasury zero-coupon issued in effect at the time of grant for periods corresponding with the expected term of the award.
We recorded stock-based compensation expense of $13.8 million and $11.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $25.8 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 years. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We had cash, cash equivalents, and marketable securities of $372.4 million as of December 31, 2023, consisting of cash, money market funds, government securities, commercial paper, and corporate debt securities, and we had cash and cash equivalents of $317.0 million as of December 31, 2022, consisting of cash, money market funds, government securities, commercial paper, and corporate debt securities.
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
We do not have any foreign currency. Inflation generally affects us by increasing our cost of labor, manufacturing, and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2023.
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
None.
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our president and chief executive officer (principal executive officer) and our chief financial officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
Our independent registered accounting firm is not required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer either an “emerging growth company” as defined in the JOBS Act or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act that does not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) Not applicable.
(b) During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is incorporated by reference herein to our definitive proxy statement for our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which we intend to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item of Form 10-K will be included under the caption “Board of Directors and Corporate Governance” and subsections thereof, including “—Nominees for Election as Class III Directors,” “—Directors Continuing in Office,” “—Family Relationships,” “—Classified Board of Directors,” and “—Board Committees—Audit Committee,” and under the caption “Executive Officers” in our 2024 Proxy Statement and is incorporated by reference herein.
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
Item 11. Executive Compensation.
The information required by this item of Form 10-K will be included under the caption “Executive and Director Compensation” in our 2024 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2024 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance—Director Independence” in our 2024 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this item of Form 10-K will be included under the caption “Proposal No. 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are included in this Annual Report on Form 10-K:
1.The following Report and Consolidated Financial Statements of our company are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
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
Item 16. Form 10-K Summary.
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

4.1
Description of Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.1 †
Exclusive License Agreement, dated November 13, 2020, by and between the Registrant and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.2 of the Form S-1) filed by the Registrant on July 1, 2021 (File No. 333-257604) (the “Form S-1”)

10.2†	Sale and Assignment Agreement, dated January 31, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.3 of the Form S-1)

10.3†	Amendment No. 1 to Sale and Assignment Agreement, dated October 20, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.4 of the Form S-1)

10.4†	Amendment No. 2 to Sale and Assignment Agreement, dated December 15, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.5 of the Form S-1)

10.5	Amendment No. 3 to Sale and Assignment Agreement, dated May 5, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-1)

10.6†
Amended and Restated Collaboration and License Agreement, dated July 13, 2015, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.7 of the Form S-1)

10.7†
Amendment No. 1 to Amended and Restated Collaboration and License Agreement, dated January 21, 2016, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.8 of the Form S-1)

10.8†
Amendment No. 2 to Amended and Restated Collaboration and License Agreement, dated July 18, 2016, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.9 of the Form S-1)

10.9†
Amendment No. 3 to Amended and Restated Collaboration and License Agreement, dated March 13, 2017, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.10 of the Form S-1)

10.10†
Amendment No. 4 to Amended and Restated Collaboration and License Agreement, dated June 26, 2017, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.11 of the Form S-1)

10.11†
Amendment No. 5 to Amended and Restated Collaboration and License Agreement, dated May 25, 2018, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.12 of the Form S-1)

10.12†
Amendment No. 6 to Amended and Restated Collaboration and License Agreement, dated June 2, 2019, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.13 of the Form S-1)

10.13†
Amendment No. 7 to Amended and Restated Collaboration and License Agreement, dated December 18, 2020, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.14 of the Form S-1)

10.14†
Amendment No. 8 to Amended and Restated Collaboration and License Agreement, dated December 18, 2020, by and between the Registrant and Pioneer Hi-Bred International, Inc. (incorporated by reference to Exhibit 10.15 of the Form S-1)

10.15†	License Agreement, dated July 16, 2014, by and between the Registrant and Intellia, LLC (incorporated by reference to Exhibit 10.16 of the Form S-1)

10.16†
Amendment No. 1 to the License Agreement, dated February 2, 2016, by and between the Registrant and Intellia Therapeutics, Inc. as successor in interest to Intellia, LLC (incorporated by reference to Exhibit 10.17 of the Form S-1)

10.17†
Addendum to License Agreement, dated February 2, 2016, by and between the Registrant and Intellia Therapeutics, Inc. as successor in interest to Intellia, LLC (incorporated by reference to Exhibit 10.18 of the Form S-1)

10.18†
Leaseback Agreement, dated June 16, 2021, by and between the Registrant and Intellia Therapeutics, Inc. (incorporated by reference to Exhibit 10.19 of Amendment No. 1 to Form S-1 registration statement filed by the Registrant on July 19, 2021 (File No. 333-257604)

10.19†
Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement for a Programmable DNA Restriction Enzyme for Genome Editing, dated December 15, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.20 of the Form S-1)

10.20†
Exclusive License Agreement, dated April 16, 2013, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.21 of the Form S-1)

10.21†
Amendment No. 1 to the Exclusive License Agreement, dated April 16, 2013, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.22 of the Form S-1)

10.22†
Amendment No. 2 to the Exclusive License Agreement, dated April 17, 2013, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.23 of the Form S-1)

10.23†
Amendment No. 3 to the Exclusive License Agreement, dated April 16, 2021, by and among the Registrant, The Regents of the University of California, and the University of Vienna (incorporated by reference to Exhibit 10.24 of the Form S-1)

10.24†
Memorandum of Understanding, dated March 14, 2019, by and among the Registrant, the University of Vienna, and the Regents of the University of California (incorporated by reference to Exhibit 10.25 of the Form S-1)

10.25	Amended and Restated Office/Laboratory Lease, dated March 31, 2021, by and between the Registrant and 2929 Seventh St., LLC (incorporated by reference to Exhibit 10.26 of the Form S-1)

10.26
First Amendment, dated January 11, 2022, to Amended and Restated Office/Laboratory Lease by and between Registrant and 2929 Seventh St., LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.27
Office/Laboratory Lease between the Registrant and 7th Street Property III General Partnership, having a commencement date of January 13, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 001-40631) filed by the Registrant on January 19, 2022)

10.28
Rider 1 to Office/Laboratory Lease between the Registrant and 7th Street Property III General Partnership, effective as of the lease commencement date of January 13, 2022 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.29+
Officer Employment Agreement by and between the Registrant and Rachel E. Haurwitz, Ph.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.30+†
Compensation Letter, dated February 11, 2022, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.31+
Compensation Letter, dated February 16, 2023, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.32+*	Compensation Letter, dated February 20, 2024, from the Registrant to Rachel E. Haurwitz, Ph.D.

10.33+
Officer Employment Agreement by and between the Registrant and Jason V. O’Byrne, dated July 27, 2021 (incorporated by reference to Exhibit 10.4 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.34+†
Offer Letter between the Registrant and Jason V. O'Byrne, dated January 5, 2021 (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.35+†
Compensation Letter, dated February 11, 2022, from the Registrant to Jason V. O’Byrne (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.36+
Compensation Letter, dated February 16, 2023, from the Registrant to Jason V. O’Byrne (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.37+*	Compensation Letter, dated February 20, 2024, from the Registrant to Jason V. O’Byrne

10.38+
Officer Employment Agreement by and between the Registrant and Barbara G. McClung, J.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.3 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.39+†
Compensation Letter, dated February 11, 2022, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.40+
Compensation Letter, dated February 16, 2023, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.41+*	Compensation Letter, dated February 20, 2024, from the Registrant to Barbara G. McClung, J.D.

10.42+
Officer Employment Agreement by and between the Registrant and Steven B. Kanner, Ph.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.2 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.43+†
Compensation Letter, dated February 11, 2022, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.44+
Compensation Letter, dated February 16, 2023, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.45+*	Compensation Letter, dated February 20, 2024, from the Registrant to Steven B. Kanner, Ph.D.

10.46+
Officer Employment Agreement by and between the Registrant and Ruhi Khan, dated November 8, 2021 (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.47+†
Compensation Letter, dated February 11, 2022, from the Registrant to Ruhi Khan (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.48+
Compensation Letter, dated February 16, 2023, from the Registrant to Ruhi Khan (incorporated by reference to Exhibit 10.47 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.49+*	Compensation Letter, dated February 20, 2024, from the Registrant to Ruhi Khan

10.50+†
Offer Letter, dated October 29, 2021, between the Registrant and Syed Rizvi, M.D. (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.51+
Officer Employment Agreement by and between the Registrant and Syed Rizvi, M.D., dated January 18, 2022 (incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.52+†
Compensation Letter, dated February 16, 2023, from the Registrant to Syed Rizvi, M.D. (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.53+†*	Separation Letter, dated December 19, 2023, between the Registrant and Syed Rizvi, M.D.

10.54+	Offer Letter, dated November 22, 2023, between the Registrant and Tim Kelly

10.55+	Officer Employment Agreement by and between the Registrant and Tim Kelly, dated January 1, 2024

10.56+	2013 Equity Incentive Plan (as originally adopted) (incorporated by reference to Exhibit 99.1 of the Form S-8 filed by the Registrant on July 26, 2021 (File No.: 333-258173) (the “Form S-8”))

10.57+	2013 Equity Incentive Plan (as amended May 12, 2016) (incorporated by reference to Exhibit 99.2 of the Form S-8)

10.58+
2013 Equity Incentive Plan of the Registrant, as amended and restated April 3, 2019 and as amended March 1, 2021 (incorporated by reference to Exhibit 10.41 of Amendment No. 1 to Form S-1 registration statement filed by the Registrant on July 19, 2021 (File No. 333-257604))

10.59+
Amendment to 2013 Equity Incentive Plan (effective December 9, 2021) (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.60+	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (as originally adopted and as amended May 12, 2016) (incorporated by reference to Exhibit 99.4 of the Form S-8)

10.61+
Form of Stock Option Agreement under the 2013 Equity Incentive Plan, as amended and restated April 3, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (File No.: 333-258173), filed by the Registrant on November 11, 2021)

10.62+	2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.6 of the Form S-8)

10.63+
Form of Employee Stock Option Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.64+
Form of Non-Employee Director Stock Option Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.65+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.66+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (File No.: 333-258173), filed by the Registrant on November 8, 2022)

10.67+
Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under the 2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (File No.: 333-258173), filed by the Registrant on November 8, 2022)

10.68+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.7 of the Form S-8)

10.69	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.50 of the Form S-1)
10.70
Open Market Sale AgreementSM, dated August 9, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266712) filed with the SEC on August 9, 2022)

10.71
Securities Purchase Agreement, dated June 29, 2023, by and between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on July 6, 2023)

10.72	Voting Agreement, dated June 29. 2023, by and between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the SEC on July 6, 2023)
21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________________________
*     Indicates filed herewith
+     Indicates management contract or compensatory plan
†     Indicates certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10)
# This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K (this “Report”) to be signed on its behalf by the undersigned, thereunto duly authorized.

CARIBOU BIOSCIENCES, INC.

Date: March 11, 2024	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel E. Haurwitz	President and Chief Executive Officer (Principal Executive Officer); Director	March 11, 2024
Rachel E. Haurwitz

/s/ Jason V. O’Byrne	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 11, 2024
Jason V. O’Byrne

/s/ Scott Braunstein	Director	March 11, 2024
Scott Braunstein

/s/ Andrew Guggenhime	Director	March 11, 2024
Andrew Guggenhime

/s/ Dara Richardson-Heron	Director	March 11, 2024
Dara Richardson-Heron

/s/ David Johnson	Director	March 11, 2024
David Johnson

/s/ Natalie R. Sacks	Director	March 11, 2024
Natalie R. Sacks

/s/ Nancy Whiting	Director	March 11, 2024
Nancy Whiting

/s/ Ran Zheng	Director	March 11, 2024
Ran Zheng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caribou Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caribou Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2024
We have served as the Company's auditor since 2016.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,162	$58,338
Marketable securities, short-term	277,665	189,325
Accounts receivable	148	202
Contract assets	1,425	2,247
Other receivables	2,286	2,215
Prepaid expenses and other current assets	6,155	7,921
Total current assets	338,841	260,248
NON-CURRENT ASSETS
Investments in equity securities	7,753	7,698
Marketable securities, long-term	43,577	69,373
Property and equipment, net	18,270	10,678
Operating lease, right of use assets	22,182	24,230
Other assets	1,586	1,538
TOTAL ASSETS	$432,209	$373,765
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,120	$1,146
Accrued expenses and other current liabilities	21,135	16,079
Operating lease liabilities, current	1,200	966
Deferred revenue ($2,487 and $150 from related party, respectively)	2,847	9,937
Total current liabilities	28,302	28,128
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($3,730 and $0 from related party, respectively)	6,102	15,954
MSKCC success payments liability	2,939	1,651
Operating lease liabilities, non-current	25,908	26,780
Deferred tax liabilities	557	381
Total liabilities	63,808	72,894
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at December 31, 2023 and 2022, respectively; 88,448,948 and 61,029,184 shares issued and outstanding at December 31, 2023 and 2022, respectively	8	6
Additional paid-in-capital	667,648	499,598
Accumulated other comprehensive income (loss)	30	(1,518)
Accumulated deficit	(299,285)	(197,215)
Total stockholders’ equity	368,401	300,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$432,209	$373,765
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Licensing and collaboration revenue (including $2,393 and $0, from related parties)	$34,477	$13,851
Operating expenses:
Research and development	112,075	82,230
General and administrative	38,461	38,020
Total operating expenses	150,536	120,250
Loss from operations	(116,059)	(106,399)
Other income (expense):
Change in fair value of equity securities	(6)	(133)
Change in fair value of the MSKCC success payments liability	(1,288)	2,429
Other income, net	15,476	4,752
Total other income	14,182	7,048
Net loss before provision for income taxes	(101,877)	(99,351)
Provision for income taxes	193	70
Net loss	(102,070)	(99,421)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale marketable securities	1,548	(1,383)
Net comprehensive loss	$(100,522)	$(100,804)
Net loss per share, basic and diluted	$(1.38)	$(1.64)
Weighted-average common shares outstanding, basic and diluted	73,807,597	60,801,133
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2021	60,263,158	$6	$485,748	$(135)	$(97,794)	$387,825
Issuance of common stock upon employee stock plans	69,113	—	638	—	—	638
Issuance of common stock on exercise of options	696,913	—	1,497	—	—	1,497
Stock-based compensation expense	—	—	11,715	—	—	11,715
Other comprehensive loss	—	—	—	(1,383)	—	(1,383)
Net loss	—	—	—	—	(99,421)	(99,421)
BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuance of common stock under employee stock plans	138,454	—	787	—	—	787
Issuance of common stock on exercise of options	228,264	—	793	—	—	793
Issuance of common stock on RSU release	78,596	—	—	—	—	—
Issuance of common stock in connection with public follow-on offering, net of offering expenses	22,115,384	2	134,423	—	—	134,425
Issuance of common stock in connection with at-the-market offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Issuance of common stock pursuant to a private placement with Pfizer	4,690,431	—	17,290	—	—	17,290
Stock-based compensation expense	—	—	13,750	—	—	13,750
Other comprehensive income	—	—	—	1,548	—	1,548
Net loss	—	—	—	—	(102,070)	(102,070)
BALANCE—December 31, 2023	88,448,948	$8	$667,648	$30	$(299,285)	$368,401
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,070)	$(99,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,525	1,622
Gain on disposal of fixed assets	(34)	—
Non-cash consideration for licensing and collaboration revenue	(61)	(205)
Change in fair value of equity securities	6	133
Stock-based compensation expense	13,750	11,716
Change in fair value of MSKCC success payments liability	1,288	(2,429)
Acquired in-process research and development	—	600
Accretion of discounts on investments in marketable securities, net	(4,425)	(797)
Non-cash lease expense	2,048	2,019
Changes in operating assets and liabilities:
Accounts receivable	54	951
Contract assets	822	(759)
Other receivables	(71)	3,268
Prepaid expenses and other current assets	1,766	(975)
Other assets	(48)	(564)
Accounts payable	1,819	(2,721)
Accrued expenses and other current liabilities	5,743	1,953
Deferred revenue, current and long-term	(16,943)	(4,844)
Operating lease liabilities	(637)	(403)
Other liabilities	—	(15)
Deferred tax liabilities	177	(95)
Net cash used in operating activities	(93,291)	(90,966)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	338,188	252,868
Purchases of marketable securities	(394,758)	(339,063)
Purchases of property and equipment	(11,613)	(6,454)
Payments to acquire in-process research and development	—	(600)
Net cash used in investing activities	(68,183)	(93,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public follow-on public offering, net of offering expenses	134,423	—
Proceeds from issuance of common stock in a private placement with Pfizer	17,290	—
Proceeds from exercise of stock options and purchases of common stock under employee stock purchase plan	1,578	2,133
Proceeds from issuance of common stock related to at-the-market offering, net of offering expenses	1,007	—
Net cash provided by financing activities	154,298	2,133
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,176)	(182,082)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	58,384	240,466
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$51,208	$58,384
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$51,162	$58,338
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$51,208	$58,384

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$170	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$692	$1,223
Right-of-use-assets obtained in exchange for new operating lease liabilities	$—	$26,249
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (“Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing to develop cell therapies that are armored to improve antitumor activity. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell and CAR-natural killer (“CAR-NK”) cell platforms as readily available therapeutic treatments for patients.
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $299.3 million as of December 31, 2023. During the year ended December 31, 2023, we incurred a net loss of $102.1 million and used $93.3 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our generation of sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $372.4 million as of December 31, 2023, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our consolidated financial statements.
In July and August of 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten follow-on public offering for total net proceeds of approximately $134.4 million, which included the full exercise of the underwriters’ right to purchase 2,884,615 additional shares of our common stock.
During the year ended December 31, 2023, we sold 168,635 shares of our common stock under the Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
In February 2024, we sold 1,594,171 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.33 for aggregate gross proceeds of $11.7 million ($11.3 million, net of offering expenses).
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include our and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our consolidated financial statements; and the reported amounts of revenue, income, and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation expense, accrued expenses related to research and development activities, valuation of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability, operating lease right-of-use assets and liabilities, and income taxes. Our management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
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
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in marketable securities and equity securities. Substantially all of our cash and cash equivalents are deposited in accounts at three financial institutions, and our account balances exceed federally insured limits. We mitigate the risks by investing in high-grade instruments, limiting our exposure to one issuer, and we monitor the ongoing creditworthiness of the financial institutions and issuers.
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Years Ended December 31,		As of December 31,
	2023	2022	2023	2022
Licensee A	*	16.2%	47.5%	23.8%
Licensee B	71.9%	57.4%	*	36.6%
Total	71.9%	73.6%	47.5%	60.4%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if the contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of December 31, 2023 or 2022.
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

We assess whether the promises in our contracts with third parties are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether a license to our intellectual property is distinct from research and development services or participation on research or governance committees.
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
Certain of our license agreements include contingent milestone payments. Such milestone payments are typically payable when the collaborator or licensee achieves certain predetermined clinical, regulatory, and/or commercial milestones. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At each reporting date, we reevaluate whether the milestones are considered probable of being reached, and we estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price in such period of determination.
Our license and/or collaboration and license agreements may also include contingent payments related to sales-based milestones. Sales-based milestones are typically payable when annual sales of a covered product reach specified levels. Sales-based milestones are recognized at the later of when the associated performance obligation has been satisfied or when the sales occur. Unlike other contingency payments, such as regulatory milestones, sales-based milestones are not included in the transaction price based on estimates at the inception of the contract, but rather, are included when the sales or usage occur. We use the sales-based royalty exception because the license is a predominant item to which sales-based royalties relate.
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
Payments received under third-party contracts are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we satisfy our performance obligations under these contracts. We record contract assets when payment is due under third-party contracts conditioned on future performance or the occurrence of other events. Amounts payable to us are recorded as accounts receivable if invoiced and if our right to consideration is unconditional.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability (Note 3).
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consisted of cash, money market funds, commercial paper securities, and U.S. Treasury bills.
Restricted Cash
We define restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. Our restricted cash consists of a letter of credit with a financial institution related to one of our workers’ compensation insurance policies. As of December 31, 2023 and 2022, we had less than $0.1 million of restricted cash, which was recorded in other assets in our consolidated balance sheets.

Marketable Securities
Our short-term and long-term marketable securities are available for sale securities and consist of U.S. Treasury bills, commercial paper, U.S. government agency bonds, and corporate debt securities. We classify those securities that mature in more than 12 months as long-term investments in the consolidated balance sheets. We record at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains or losses recorded in other comprehensive loss in the consolidated statements of operations and comprehensive loss. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are both recorded to interest income in the consolidated statements of operations and comprehensive loss. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our statement of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our statements of operations only if we sell or intend to sell the security before recovery of its cost basis.
Investments in Equity Securities
We may receive as consideration under our license agreements equity securities of private or public companies (an “investee”). If we determine that we do not have control over these investees under either the Variable Interest Entity (“VIE”) or voting models, we then determine if we have an ability to exercise significant influence via voting interests, board of director representation, or other business relationships. If we conclude that we do not have an ability to exercise significant influence over an investee, we account for our investment at fair value and may elect to account for an equity security without a readily determinable fair value using a measurement alternative. This measurement alternative allows us to measure the equity investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. If we determine that we do have control over these companies under either voting or VIE models, we consolidate them in our consolidated financial statements.
As of December 31, 2023 and 2022, investments in equity securities, long-term, consisted primarily of our investment in the preferred stock of a private company, related party (Note 7). We concluded that our shares of the private company’s preferred stock are not in substance common stock and, since these securities do not have readily determinable fair value, we account for our investment in the private company’s preferred stock using the measurement alternative method. As of December 31, 2023 and 2022, we did not recognize any impairment loss related to this investment.
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

Leases
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments, we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023, our leases consisted of real estate operating leases and we did not have any finance leases.
Operating leases are included in Operating lease right-of-use assets; Operating lease liabilities, current; and Operating lease liabilities, non-current in our consolidated balance sheets. Right-of-use assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we would use our incremental borrowing rate based on the information available at the lease commencement date. We would determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon facts and circumstances. Applying different judgments to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease right-of-use assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Right-of-use assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our balance sheets.
MSKCC Success Payments Liability
Under the terms of our Exclusive License Agreement, dated November 13, 2020, with MSKCC (Note 4), we are obligated to make success payments and a change of control payment if our stock price increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock with $5.1914 per share, adjusted for any future stock splits, during a specified time period. The relevant time period commences when the first patient is dosed with our first CLL-1 product candidate (CB-012) in the first phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with our first CLL-1 product candidate in the first phase 1 clinical trial. The success payments liability is accounted for under ASC 815, Derivatives and Hedging. The nature of the success payments liability is contingent consideration for the MSKCC exclusive license and, as such, it was accounted for as research and development expenses at estimated fair value at inception. The success payments liability is remeasured at fair value at each subsequent balance sheet date, and changes in the fair value of the success payments liability are included in other income (expense) in the consolidated statements of operations and comprehensive loss.
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
Accrued Research and Development Expenses
Research and development expenses are charged to expense as incurred. Research and development expenses include those for certain payroll and personnel; laboratory supplies; consulting; manufacturing; external clinical; and allocated overhead, including rent, equipment depreciation, and utilities.
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
Acquisition of In-Process Research and Development Assets
We measure and recognize acquired in-process research and development assets, which include licenses, know-how, patents, and transaction fees, based on the cost to acquire the assets and the consideration is allocated to the items based on a relative fair value methodology. Goodwill is not recognized in asset acquisitions. If acquired in-process technology is determined to not have an alternative future use, the cost is charged to research and development expenses at the acquisition date.
Patent Costs
We expense patent costs as incurred for filing, prosecuting, and maintaining patents and patent applications, including certain of the patents and patent applications that we license from third parties. We classify these costs as general and administrative expenses in our consolidated statements of operations and comprehensive loss. In addition, we are entitled to receive reimbursement from third parties for a portion of the filing, prosecution, and maintenance costs for certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred, and we classify such reimbursements as a reduction of general and administrative expenses. During the years ended December 31, 2023 and 2022, we incurred gross patent costs of $4.3 million and $7.3 million, respectively. During the years ended December 31, 2023 and 2022, we recorded $1.5 million and $3.5 million, respectively, of patent cost reimbursements as a credit to general and administrative expenses.
Stock-Based Compensation Expense
Stock-based compensation expense related to awards to employees is measured at the grant date based on the fair value of the award. We determine the grant-date fair value of the options using the Black-Scholes option-pricing model. The fair value of restricted stock units (“RSUs”) and performance-based RSUs (“PSUs”) awards is determined based on the number of units granted and the closing price of our common stock as of the grant-date. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period, and is adjusted for pre-vesting forfeitures in the period in which the forfeitures occur.

We use the Black-Scholes valuation model as the method for determining the estimated fair value of stock options and stock purchases under our 2021 Employee Stock Purchase Plan (“ESPP”) with the following assumptions:
Fair Market Value of Common Stock — Prior to our Initial Public Offering (“IPO”), the fair market value of our common stock was determined by our board of directors with assistance from management and external valuation experts. Our approach to estimating the fair market value of our common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following our IPO, the fair market value of our common stock is based on its closing price on Nasdaq as reported on the date of the stock option grant.
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
Other Income, net
We recognize fees earned from sources not considered to be within the normal course of business in other income within the statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, we recognized $15.3 million and $4.6 million of interest income from our short-term and long-term marketable securities, respectively.
Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale marketable securities.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include common stock options, RSUs issued and outstanding. For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential common shares is anti-dilutive.

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB or other standard-setting bodies and adopted are by us as of the specified effective date.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU provides guidance on the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the current incurred loss impairment approach with a methodology to reflect expected credit losses and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. This ASU is to be applied on a modified retrospective approach and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted for all entities for fiscal years beginning after December 15, 2018, and interim periods therein. We adopted ASU 2016-13 on January 1, 2023. The impact of ASU 2016-13 on our financial statements and related disclosures was not material.
New Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the U.S. Securities and Exchange Commission (“SEC”). The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We are currently evaluating the impact of the adoption of this standard.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact the adoption of this standard.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 Act (“JOBS” Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 1 or Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security valuation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the years ended December 31, 2023 and 2022. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,439	$262,439	$—	$—
Commercial paper ($9,759 included in cash and cash equivalents)	40,373	—	40,373	—
U.S. government agency bonds	40,185	—	40,185	—
Money market fund investments (included in cash and cash equivalents)	17,876	17,876	—	—
Corporate debt securities	11,531	—	11,531	—
Total fair value of assets	$372,404	$280,315	$92,089	$—

Liabilities:
MSKCC success payments liability	$2,939	$—	$—	$2,939
Total fair value of liabilities	$2,939	$—	$—	$2,939

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Commercial paper ($26,669 included in cash and cash equivalents)	$96,899	$—	$96,899	$—
U.S. Treasury bills	91,966	91,966	—	—
U.S. government agency bonds ($3,976 included in cash and cash equivalents)	63,659	—	63,659	—
Corporate debt securities	36,819	—	36,819	—
Money market fund investments (included in cash and cash equivalents)	27,693	27,693	—	—
Total fair value of assets	$317,036	$119,659	$197,377	$—

Liabilities:
MSKCC success payments liability	$1,651	$—	$—	$1,651
Total fair value of liabilities	$1,651	$—	$—	$1,651

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of December 31, 2023 and 2022 are presented in the following tables (in thousands):

	As of December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,328	$331	$(220)	$262,439
Commercial paper ($9,759 included in cash equivalents)	40,386	—	(13)	40,373
U.S. government agency bonds	40,295	1	(111)	40,185
Money market fund investments (included in cash equivalents)	17,876	—	—	17,876
Corporate debt securities	11,489	50	(8)	11,531
Total cash equivalents and marketable securities	$372,374	$382	$(352)	$372,404

Classified as:
Cash and cash equivalents				$51,162
Marketable securities, short-term				277,665
Marketable securities, long-term				43,577
Total cash equivalents and marketable securities				$372,404

	As of December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Commercial paper ($26,669 included in cash equivalents)	97,024	6	(131)	96,899
U.S. Treasury bills	92,910	1	(945)	91,966
U.S. government agency bonds (3,976 included in cash and cash equivalents)	63,926	25	(292)	63,659
Corporate debt securities	37,002	—	(183)	36,819
Money market fund investments (included in cash equivalents)	$27,693	$—	$—	$27,693
Total cash equivalents and marketable securities	$318,555	$32	$(1,551)	$317,036

Classified as:
Cash equivalents				$58,338
Marketable securities, short-term				189,325
Marketable securities, long-term				69,373
Total cash equivalents and marketable securities				$317,036
During the years ended December 31, 2023 and 2022, we reviewed our impaired marketable securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.

The following table presents the fair value of available-for-sale marketable securities by contractual maturities (in thousands):

December 31, 2023
Due in less than one year	$277,665
Due in one to five years	43,577
Total	$321,242
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2021	$4,080
Change in fair value	(2,429)
Balance at December 31, 2022	$1,651
Change in fair value	1,288
Balance at December 31, 2023	$2,939
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires (Note 4).
The table below summarizes key assumptions used in the valuation of MSKCC success payments liability:

	As of December 31, 2023	As of December 31, 2022
Fair value of common stock	$5.73	$6.28
Risk-free interest rate	3.88%	3.88%
Expected volatility	79%	79%
Probability of achieving multiple of Initial Share Price(1)	5.2% to 18.1%	3.0% to 10.6%
Expected term (years)	3.7 to 5.2	4.6 to 6.0
(1)MSKCC is entitled to certain success payments if our common stock fair value increases by certain multiples of value based on a comparison of the fair market value of our common stock to $5.1914 per share, adjusted for any future stock splits (“Initial Share Price”), during a specified time period (Note 4).
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the initiation of our AMpLify phase 1 clinical trial for our CB-012 product candidate utilizing the know-how, biological materials, and intellectual property licensed under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (“MSKCC Agreement”) and the estimated timing of marketing approval for this product candidate from the U.S. Food and Drug Administration (“FDA”). In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the MSKCC success payments liability.
4. Significant Agreements
The Regents of the University of California and the University of Vienna
We entered into an Exclusive License Agreement, dated April 16, 2013 (as amended, “UC/Vienna Agreement”) with The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”) (together, “UC/Vienna”) wherein UC/Vienna granted us an exclusive worldwide license, with the right to sublicense, in all fields to the foundational

CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (“CVC IP”). Dr. Charpentier has not granted us any rights, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application within the CVC IP; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without patent term adjustment (“PTA”) or patent term extension (“PTE”), the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to the time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We may owe UC/Vienna up to $3.4 million in certain regulatory and clinical milestone payments in the field of human therapeutics and diagnostics for products that are covered by the CVC IP and developed by us, an affiliate, or a sublicensee. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue, including cash and equity, we receive from sublicensing the CVC IP, subject to certain exceptions. If we include intellectual property owned or controlled by us in a sublicense to the CVC IP, we pay UC/Vienna a low double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in a sublicense to the CVC IP, we pay UC/Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 25 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP.
For the years ended December 31, 2023 and 2022, we incurred $1.6 million and $1.1 million, respectively, for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our consolidated statements of operations and comprehensive loss.
For the years ended December 31, 2023 and 2022, we reimbursed UC $2.3 million and $5.4 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.
On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (“IMA”) relating to the CVC IP. Under the IMA, CRISPR Therapeutics AG (“CRISPR”) reimburses us 50% of the amounts we reimburse UC for patent prosecution and maintenance costs of the CVC IP. For the years ended December 31, 2023 and 2022, CRISPR reimbursed us $1.1 million and $2.7 million, respectively, which we recorded as reductions of general and administrative expenses in our consolidated statements of operations and comprehensive loss.
Memorial Sloan Kettering Cancer Center
On November 13, 2020, we entered into the MSKCC Agreement, under which we exclusively licensed know-how, biological materials, and patent families relating to fully-human single-chain variable fragments targeting C-type lectin-like molecule-1 (“CLL-1”; also known as CD371) for use in T cells, NK cells, and genome-edited induced pluripotent stem cells (“iPSCs”) for allogeneic CLL-1-targeted cell therapies (currently used in our CB-012 product candidate). We paid MSKCC an upfront payment of $0.5 million in cash and $2.1 million in stock. For each licensed CLL-1 product, we may owe potential clinical, regulatory, and commercial milestone payments totaling $112.0 million. In addition, in the event we, our affiliates, or sublicensees, receive regulatory approval for a licensed CLL-1 product, we will owe low- to mid-single-digit percent royalties on net sales by us, our affiliates, and our sublicensees. Our license from MSKCC includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The percentage owed decreases as our licensed CLL-1 product candidate moves through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if our licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for paying a percentage of licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet by specified dates, which may be extended upon payment of additional fees.

MSKCC is entitled to certain success payments if our common stock fair value increases by certain multiples of increasing value based on a comparison of the fair market value of our common stock to $5.1914 per share, adjusted for any future stock splits (the “Initial Share Price”), during a specified time period. Under the MSKCC Agreement, as a publicly traded company, our common stock fair value is determined by any given 45-day volume weighted-average trading price. At our option, success payments to MSKCC may be made in cash or common stock. The relevant time period commences when the first patient is dosed with the first licensed CLL-1 product candidate (CB-012) in the first phase 1 clinical trial and ends upon the earlier of the third anniversary from the approval of our, or our affiliate’s, or sublicensee’s biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with a licensed CLL-1 product candidate in the first phase 1 clinical trial. The aggregate success payments will not exceed $35.0 million. Additionally, if we undergo a change of control during the specified time period, we may owe a change of control payment, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid by us to MSKCC. In no event will the combination of success payments and the change of control payment owed to MSKCC exceed $35.0 million.
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
As of December 31, 2023 and 2022, the estimated fair value of the total success payments obligation to MSKCC was $2.9 million and $1.7 million, respectively, which was included in long-term liabilities in our consolidated balance sheets.
Intellia Therapeutics, Inc.
On July 16, 2014, we entered into a License Agreement (as amended, “Intellia License Agreement”) with Intellia, LLC, to which Intellia Therapeutics, Inc. (“Intellia”) is a successor in interest. Under the Intellia License Agreement, we granted Intellia an exclusive worldwide license, with the right to sublicense, to certain CRISPR-Cas9 technology for a defined field of human therapeutics. Intellia granted us an exclusive worldwide license, with the right to sublicense, to certain of its CRISPR-Cas9 technology for all fields outside of the defined field of human therapeutics. Under the Intellia License Agreement, each party is responsible for 30% of the other party’s expenses for prosecution and maintenance of the licensed intellectual property.
During each of the years ended December 31, 2023 and 2022, we recognized less than $0.1 million of expenses in reimbursable patent prosecution and maintenance costs, which were recorded as general and administrative expenses in our consolidated statements of operations and comprehensive loss. During each of the years ended December 31, 2023 and 2022, Intellia reimbursed us $0.4 million and $0.8 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our consolidated statements of operations and comprehensive loss. The term of the Intellia License Agreement continues for the life of the licensed patents and patent applications; provided, however, either party may terminate the agreement upon the occurrence of certain events.
On June 16, 2021, we entered into a leaseback agreement with Intellia (“Leaseback Agreement”). Pursuant to the Leaseback Agreement, in exchange for Intellia’s grant to us of an exclusive license to certain intellectual property relating to CRISPR-Cas9, including Cas9 chRDNAs, for use solely in the manufacture of our CB-010 product candidate, we paid Intellia an upfront cash payment of $1.0 million and will pay up to $23.0 million in potential future regulatory and sales milestones. Additionally, we will owe Intellia low- to mid- single-digit percent royalties on net sales of our CB-010 product candidate by us, our affiliates, and sublicensees until the expiration, abandonment, or invalidation of the last patent within the intellectual property relating to CRISPR-Cas9, including that relating to Cas9 chRDNAs (i.e., 2036, without PTA or PTE).
Pioneer Hi-Bred International, Inc. (now Corteva Agriscience)
On July 13, 2015, we and Pioneer Hi-Bred International, Inc. (“Pioneer”) (now Corteva Agriscience), then a DuPont company (“DuPont”), entered into an Amended and Restated Collaboration and License Agreement (as amended, “Pioneer Agreement”). Under the terms of the Pioneer Agreement, we and Pioneer cross licensed CRISPR intellectual property portfolios. Pioneer granted us an exclusive worldwide license, with the right to sublicense, to its CRISPR intellectual property in the field of research tools, as well as a non-exclusive worldwide license to such intellectual property in human and animal therapeutics, industrial biotechnology, certain agriculture segments, and other fields; and we granted

Pioneer an exclusive worldwide license, with the right to sublicense, to our CRISPR intellectual property, including the CVC IP, in a defined field of agriculture relating to specified row crops, as well as a non-exclusive worldwide license to the intellectual property in other agricultural applications, industrial biotechnology, nutrition and health, and other fields. The Pioneer Agreement continues until the expiration, abandonment, or invalidation of the last patent or patent application within the licensed intellectual property; provided, however, that the parties may terminate the Pioneer Agreement by mutual consent or either party may unilaterally terminate the Pioneer Agreement in the event of an uncured breach of a payment obligation, bankruptcy, or failure to maintain or own licensed intellectual property by the other party if the non-breaching party is materially adversely affected by the failure. We are obligated to pay low-single-digit percent royalties to Pioneer for the sales of our products in the research tools field as well as certain sublicensing revenues in that field. We are eligible to receive milestone payments from Pioneer if certain regulatory and commercial milestones are met related to specified row crops, for a total of up to $22.4 million, as well as to receive low-single-digit percent royalties for sales of defined agricultural products and certain sublicensing revenues in that field. Initially, Pioneer owned the patents and patent applications developed under the collaboration, including the chRDNA patent family, and granted us an exclusive license to these patents and patent applications in the fields of research tools and therapeutics.
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
During the year ended December 31, 2023 we incurred no liability for payments owed to Pioneer for licensing revenues. During the year ended December 31, 2022, we incurred $0.1 million, for payments we owe to Pioneer related to licensing revenues, which we recorded as a research and development expense in our consolidated statements of operations and comprehensive loss.
AbbVie Manufacturing Management Unlimited Company
On February 9, 2021, we entered into a Collaboration and License Agreement (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). Pursuant to the AbbVie Agreement, AbbVie selected one target or, for a dual CAR-T cell product, two targets (each selection, a “Program Slot”) to develop collaboration CAR-T cell products (and corresponding licensed products). Under the terms of the AbbVie Agreement, we conducted certain preclinical research and development activities under the collaboration. AbbVie reimbursed us for all such activities, including reimbursement for time spent by employees at a designated rate. On September 26, 2023, we received notice from AbbVie that AbbVie elected to terminate the AbbVie Agreement. By mutual agreement with AbbVie, termination of the AbbVie Agreement became effective on October 25, 2023.
The transaction price we received under the AbbVie Agreement associated with the first two Program Slots consisted of a $30.0 million upfront, non-refundable and non-creditable, cash payment and the estimated variable consideration related to our performance of preclinical research, development, and manufacturing activities under the collaboration and the developmental and regulatory milestone payments. We constrain the estimated variable consideration if we assess that it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price was reevaluated at the end of each reporting period and as changes in circumstances occurred. We determined that the licenses we granted to AbbVie and our participation in the joint governance committee were not capable of being distinct from the preclinical research, development, and manufacturing activities and therefore were combined into one performance obligation. We recognized revenue based on the measure of progress using an estimated cost-based input method each reporting period.
Upon to receipt of the termination notice, we stopped performing preclinical research and development services under the AbbVie Agreement and determined that our performance obligation to AbbVie was substantially completed as of September 30, 2023. Consequently, the remaining $20.8 million of deferred revenue from the $30.0 million upfront cash payment was recognized upon satisfaction of the performance obligation during the year ended December 31 2023.

We had no long-term or short-term deferred revenue related to the upfront cash payment in our consolidated balance sheets as of December 31, 2023. We had short-term deferred revenue of $9.4 million and long-term deferred revenue of $13.3 million related to the upfront cash payment in our consolidated balance sheets as of December 31, 2022.
During the year ended December 31, 2023, we recognized $24.8 million in licensing and collaboration revenue associated with the AbbVie Agreement, of which $22.7 million had been included in deferred revenue as of the beginning of the period. During the year ended December 31, 2022, we recognized $8.0 million in licensing and collaboration revenue associated with the AbbVie Agreement. As of December 31, 2023 and 2022, we had no amounts recorded in accounts receivable in our consolidated balance sheets. As of December 31, 2023, we had no contract assets in our consolidated balance sheets. As of December 31, 2022, we had $0.9 million in contract assets in our consolidated balance sheets.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the years ended December 31, 2023 and 2022, (in thousands):

	Years Ended December 31,
	2023	2022
United States	$32,770	$13,303
Rest of world	1,707	548
Total	$34,477	$13,851
During the year ended December 31, 2023, we recognized $8.4 million of revenue related to performance obligations satisfied at a point in time, and we recognized $26.1 million of revenue related to performance obligations satisfied over time that included $24.8 million in licensing and collaboration revenue associated with the AbbVie Agreement, of which $22.7 million had been included in deferred revenue as of the beginning of the period.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of December 31, 2023, our deferred revenue balance primarily resulted from the upfront payment received relating to our performance obligation to Pfizer, Inc. (“Pfizer”). As of December 31, 2022 our deferred revenue balance primarily result from the upfront payment received relating to our performance obligations under the now-terminated AbbVie Agreement. The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time annual license fees are paid by the licensees and the renewal periods begin.

The following table presents changes in our contract assets and liabilities during the year ended December 31, 2023 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of December 31, 2023
Accounts receivable	$202	$10,819	$(10,873)	$148

Contract assets:
Unbilled accounts receivable	$2,247	$6,006	$(6,828)	$1,425

Contract liabilities:
Deferred revenue, current and long-term	$25,891	$12,981	$(29,923)	$8,949
Unbilled accounts receivable decreased during the year ended December 31, 2023, primarily due to the decrease in unbilled research costs under the AbbVie Agreement.
Deferred revenue decreased during the year ended December 31, 2023, primarily due to the recognition of deferred revenues related to the satisfaction of our performance obligation to AbbVie as a result of AbbVie’s termination of the AbbVie Agreement, offset by the $7.5 million allocated to the Pfizer information sharing committee (Notes 4 and 7).
During the years ended December 31, 2023 and 2022, we recognized $23.2 million and $5.0 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of December 31, 2023 and 2022 were approximately $8.9 million and $40.4 million, respectively. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain license and collaboration agreements, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Patent cost reimbursements	$1,403	$1,638
Accrued interest on marketable securities	702	570
Other	181	7
Total	$2,286	$2,215

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid contract manufacturing and clinical costs	$3,942	$4,803
Prepaid income taxes	—	431
Prepaid insurance	993	1,568
Other	1,220	1,119
Total	$6,155	$7,921
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Lab equipment	$15,581	$12,588
Leasehold improvements	2,235	1,876
Computer equipment	895	709
Furniture and office equipment	499	161
Construction in progress	8,204	993
Total property and equipment	27,414	16,327
Less accumulated depreciation and amortization	(9,144)	(5,649)
Property and equipment, net	$18,270	$10,678
Depreciation and amortization expenses related to property and equipment were $3.5 million and $1.6 million, for the years ended December 31, 2023, and 2022, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued employee compensation and related expenses	9,517	5,752
Accrued research and development expenses	8,720	6,731
Accrued patent expenses	613	1,331
Accrued expenses related to sublicensing revenues	802	596
Credit card liability	377	299
Other	1,106	1,370
Total	$21,135	$16,079
7. Related Party Transactions
Edge Animal Health
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a private company, related party, under which we granted Edge an exclusive worldwide license to Cas9 and Cas12a chRDNA intellectual property rights and know-how in the defined field of veterinary therapeutics. As consideration for this exclusive license, Edge issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in Edge and entitles us to hold one of the four board of director seats. As of December 31, 2023, we had appointed one of the four Edge directors. We concluded that Edge is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As Edge’s convertible preferred stock is not in substance common stock, we recorded this investment using the measurement alternative. As of each of December 31, 2023 and 2022, the carrying value of the Edge investment was $7.5 million. There have been no changes to the carrying value of the investment during the years ended December 31, 2023 and 2022.

On May 16, 2023, we entered into an Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (“Edge Cas9 License Agreement”), under which we granted Edge an exclusive worldwide license to certain CRISPR-Cas9 intellectual property rights in the field of veterinary therapeutics. Previously, on May 15, 2020, we had entered into an Option for an Exclusive License under which Edge could exercise its option within three years upon payment of a total of $1.2 million, which Edge paid, and we entered into the Edge Cas9 License Agreement. We recognized $1.2 million of revenue in connection with the Edge Cas9 License Agreement during the twelve months ended December 31, 2023. We did not recognize any revenue in connection with the Edge Cas9 License Agreement in 2022.
Pfizer Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Pfizer, pursuant to which we, in a private placement transaction, issued and sold to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 that is being evaluated in our CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement, having a thirty-six (36)-month term. Under the Information Rights Agreement, we granted Pfizer a thirty (30)-calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation will be reinstated. Under the Information Rights Agreement, we also agreed to grant Pfizer the right to designate one representative to serve on our scientific advisory board (“SAB”). Through an information sharing committee, we provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we agreed to provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
On June 29, 2023, we and Pfizer also entered into a Voting Agreement, pursuant to which, for a period of 12 months, Pfizer agreed to cause our voting securities that Pfizer beneficially owns (within the meaning of Rules 13d-3 or 13d-5 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) in excess of 4.99% of our then issued and outstanding voting securities to be voted (i) with respect to any matter directly relating to remuneration of directors, directors’ insurance, or indemnification or release from liability of directors, in a manner proportionally consistent with the votes properly cast for and against by holders of voting securities not beneficially owned by Pfizer, and (ii) with respect to any other matter in which Pfizer shall have the right to vote such voting securities, in accordance with the recommendation of our board of directors or any applicable committee thereof.
We recorded the issuance of our common stock at its estimated fair value of $17.5 million, which reflects a discount for the lack of marketability of the shares. The remaining $7.5 million of the aggregate purchase price was allocated to the Information Rights Agreement, which represented a contract with a customer under ASC 606. We concluded that the information sharing committee represents the only performance obligation under the Information Rights Agreement. The ROFN does not provide Pfizer with a material right and is therefore not a performance obligation.
We recognize revenue over time as the measure of progress which we believe best depicts the obligations to Pfizer. The information sharing committee will meet quarterly over the 36-month term of the Information Rights Agreement, which results in recognition of the transaction price over the 36-month term.

During the twelve months ended December 31, 2023, we recognized $1.2 million of revenue from Pfizer. As of December 31, 2023, there was approximately $6.2 million of related party deferred revenue ($2.5 million included in current liabilities and $3.7 million included in long-term liabilities) related to our performance obligation to Pfizer.
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
In January 2022, we entered into a ten-and-a-half-year lease agreement for approximately 10,000 square feet of office and laboratory space in Berkeley, California, near our current corporate headquarters. In connection with signing this lease, we paid a deposit in the amount of $0.4 million to the lessor. This lease agreement contains an escalation clause for increased base rent over the term and a renewal option for an additional term of five years. In addition to base rent, we pay our share of operating expenses and taxes. To complete certain leasehold improvements, the lessor has agreed to provide us a tenant improvement allowance of $1.8 million. The leasehold improvements constructed are presented under property and equipment on our consolidated balance sheets and are depreciated on a straight-line basis over the shorter of remaining lease term or estimated useful life.
The components of lease costs, which are included in our statements of operations and comprehensive loss, were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease cost(1)	$7,628	$7,337
Short-term lease cost	250	83
Total lease cost	$7,878	$7,420

(1)Includes $2.5 million and $2.2 million of variable lease cost related to operating expenses and taxes for the years ended December 31, 2023, and 2022, respectively.
Supplemental information related to our leases was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,732	$3,468
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for our corporate laboratory and office leases:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease term (years)	7.4	8.3
Weighted-average discount rate	11.3%	11.3%

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2023:

Year ending December 31:	(in thousands)
2024(1)	$3,485
2025	4,475
2026	5,720
2027	5,922
2028	6,122
Thereafter	15,993
Total future undiscounted lease payments	41,717
Less imputed interest	(14,609)
Total discounted lease payments	27,108
Less current portion of lease liability	(1,200)
Noncurrent portion of lease liability	$25,908

(1)Reflects an offset of $1.0 million related to incentives expected to be received in 2024.
9. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with CMOs, suppliers, CROs, clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of December 31, 2023, the satisfaction and timing of such contingent payments is uncertain and is not reasonably estimable.
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of each of December 31, 2023 and 2022, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024, and oral argument on the motion is scheduled for April 23, 2024. We intend to vigorously defend the claims asserted against us.

On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint. On November 9, 2023, we filed a motion to dismiss the amended complaint on the grounds that our certification of incorporation mandates that Securities Act claims against us be brought in federal court. On February 28, 2024, the court granted our motion to dismiss and ordered the case dismissed.
10. Common Stock
Common stock reserved for future issuance, consisted of the following:

	As of December 31, 2023	As of December 31, 2022
Stock options, issued and outstanding	9,410,404	6,733,074
Stock options, authorized for future issuance	5,952,012	5,833,979
Stock available under our employee stock purchase plan	1,516,355	1,044,518
Unvested restricted stock units and performance-based restricted stock units	205,357	256,146
Total common stock reserved for future issuance	17,084,128	13,867,717
Shelf Registration Statement
On August 9, 2022, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC. The Shelf Registration Statement allows us to sell from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination of these securities, for our own account in one or more offerings (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The SEC declared the Shelf Registration Statement effective on August 16, 2022. The terms of any offering under the Shelf Registration Statement are established at the time of such offering as described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.
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
At-the-market Equity Offering Program

On August 9, 2022, we entered into an ATM Sales Agreement with Jefferies with respect to an at-the-market (“ATM”) equity offering program, pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of December 31, 2023, we sold 168,635 shares of our common stock under the ATM Sales Agreement at an average price per share of $7.32 for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
In February 2024, we sold 1,594,171 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.33 for aggregate gross proceeds of $11.7 million ($11.3 million, net of offering expenses).

11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. We reserved 5,200,000 shares of common stock for issuance under the 2021 Plan. In addition, 934,562 shares available for issuance under the 2013 Equity Incentive Plan, adopted in 2013 and amended and restated in 2019, were transferred into the 2021 Plan. In addition, any shares subject to awards under the 2013 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, will be added to the 2021 Plan. The 2021 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by an amount equal to the lesser of (a) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (b) such smaller number of shares of stock as determined by our board of directors. No more than 56,000,000 shares of stock may be issued upon the exercise of incentive stock options under the 2021 Plan. Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of our common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under the 2021 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. As of December 31, 2023, we had 5,952,012 shares available for issuance under the 2021 Plan.
The following table summarizes stock option activity under our equity incentive plans during the year ended December 31, 2023:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)

Outstanding at December 31, 2021	6,757,591	$8.57	8.7	$50,085
Options granted	1,409,475	$8.81
Options exercised	(696,913)	$2.15
Options cancelled or forfeited	(737,079)	$11.00
Outstanding at December 31, 2022	6,733,074	$9.01	8.2	$8,203
Options granted	3,524,616	$5.70
Options exercised	(228,264)	$3.47
Options cancelled or forfeited	(619,022)	$7.17
Outstanding at December 31, 2023	9,410,404	$8.03	8.0	$6,432
Exercisable at December 31, 2023	4,440,139	$8.06	7.2	$4,547
Vested and expected to vest at December 31, 2023	9,410,404	$8.03	8.0	$6,432
(1) The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the year ended December 31, 2023, we granted 3,524,616 stock options to employees with a weighted-average grant date fair value of $3.88.
During the year ended December 31, 2022, we granted 1,409,475 stock options to employees with a weighted-average grant date fair value of $5.82.

We estimated the fair value of each employee and stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years Ended December 31,
	2023	2022
Volatility	74.1% to 75.8%	71.7% to 74.2%
Expected term (in years)	5.0 to 6.0	5.5 to 6.0
Risk-free interest rate	3.5% to 4.9%	1.7% to 4.4%
Expected dividend yield	0.0%	0.0%
As of December 31, 2023, there was $25.8 million of unrecognized stock-based compensation expense related to employee and stock options that is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
During the year ended December 31, 2023, we granted 75,000 RSUs and no PSUs under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of December 31, 2023 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2022	—	$—
Granted	259,839	10.07
Forfeited	(3,693)	9.90
Unvested, December 31, 2022	256,146	$10.07
Granted	75,000	5.88
Vested	(78,596)	10.04
Forfeited	(47,193)	10.37
Unvested, December 31, 2023	205,357	$8.49
The PSUs were granted to our executive officers and will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024, and an executive officer’s continued employment during the performance period. As of December 31, 2023, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested RSUs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of one years. As of December 31, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (“Tax Code”). We reserved 511,000 shares of our common stock for employee purchases under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (a) 1% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (b) such smaller number of shares of stock as determined by our board of directors; provided that the maximum number of shares that may be issued under the ESPP is 10,000,000 shares. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period.

We issued 207,567 shares of common stock under the ESPP as of December 31, 2023. We recorded $0.5 million and $0.3 million in accrued liabilities related to contributions withheld as of December 31, 2023 and December 31, 2022, respectively.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$5,809	$4,345
General and administrative	7,941	7,371
Total	$13,750	$11,716
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2023	2022
Stock options	$12,392	$10,982
ESPP	574	310
RSUs	784	424
Total	$13,750	$11,716
12. 401(k) Savings Plan

In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Tax Code”). Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the years ended December 31, 2023 and 2022, we contributed $1.1 million and $0.7 million, respectively, to our 401(k) plan.
13. Income Taxes
We reported pre-tax book losses in the United States of $101.9 million and $99.4 million for the years ended December 31, 2023 and 2022, respectively.
A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

Years	2023	2022
Federal income tax (benefit) at statutory rate	(21%)	(21%)
State taxes, net of federal benefit	(6%)	(8%)
Change in valuation allowance, federal	24%	23%
Change in valuation allowance, state	6%	8%
Stock-based compensation	1%	—%
R&D tax credits, net of reserves	(4%)	(3%)
Other	—%	1%
Effective income tax rate	—%	—%

For the years ended December 31, 2023 and 2022, our tax provision for (benefit from) income taxes consisted of the following (in thousands):

Years	2023	2022
Current income taxes
Federal	$—	$163
State	15	2
Total current income tax expense	15	165

Deferred income taxes:
Federal	1	—
State	177	(95)
Total deferred income tax (benefit) expense	178	(95)
Total income tax expense	$193	$70
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax assets:
NOL and tax attributes	$51,688	$37,120
Accrued expenses and reserve	2,158	1,539
Deferred revenue and expenses	697	7,493
State income taxes	7	7
Capitalized license and patent costs	1,456	1,311
Capitalized research and development cost	37,196	18,462
Lease liabilities	7,098	8,058
Stock-based compensation	4,625	2,921
Total deferred tax assets	104,925	76,911
Valuation allowance	(96,166)	(66,408)
Net deferred tax assets	8,759	10,503
Deferred tax liabilities:
Investments in equity securities	(1,948)	(1,713)
Lease right of use assets	(5,808)	(7,037)
Fixed assets	(1,560)	(2,134)
Total deferred tax liabilities	(9,316)	(10,884)
Net deferred tax assets (liabilities)	$(557)	$(381)
We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2022, a valuation allowance of $66.4 million was recorded against our deferred tax assets. As of December 31, 2023, our deferred tax assets were primarily the result of historical federal and state net operating loss (“NOL”) and tax credits, deferred revenue and expenses, capitalized research costs and the net of lease right of use assets and liabilities. As of December 31, 2023, a valuation allowance of $96.2 million was recorded against our deferred tax assets.

As of December 31, 2023, we had federal NOL carryforwards of $103.8 million, which do not expire. As of December 31, 2023, we had state NOL carryforwards of $172.7 million, which may be available to offset future state income, and which expire at various years beginning with 2036.
As of December 31, 2023, we generated federal tax credit carryforwards of $14.2 million, which will begin to expire in 2037. As of December 31, 2023, we had state credit carryforwards of $5.6 million available to reduce future tax liabilities, which do not expire.
Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize and amortize pursuant to Section 174 of the Tax Code. As a result, we have capitalized research and development costs of $102.6 million and $93.9 million for the years ended December 31, 2023 and 2022, respectively. We will amortize these costs for tax purposes over five years if the research and development was performed in the United States and over 15 years if the research and development was performed outside the United States.
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
The following table summarizes the activity related to our unrecognized tax benefits for the two years ended December 31, 2023 (in thousands):

Unrecognized tax benefits—December 31, 2021	$2,202
Increases related to current year tax positions	847
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	(250)
Unrecognized tax benefits—December 31, 2022	2,799
Increases related to current year tax positions	1,269
Increases related to prior year tax positions	123
Decreases related to prior year tax positions	(98)
Decreases related to lapse of statutes	—
Unrecognized tax benefits—December 31, 2023	$4,093
As of December 31, 2023, no amount of unrecognized tax benefits, if recognized, would affect the effective tax rate. We do not expect a significant change to our unrecognized tax benefits over the next 12 months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations and comprehensive loss.
We file our federal and state income tax returns with varying statutes of limitations. Our tax years from 2012 through 2022 will remain open to examination due to the carryover of the unused NOLs and tax credits. There are no ongoing examinations by taxing authorities at this time.
The following table shows the change in deferred tax valuation for the periods indicated:

	2023	2022
Beginning balance, January 1	66,408	34,521
Change charged to expense	29,758	31,887
Ending balance, December 31	96,166	66,408
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(102,070)	$(99,421)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	73,807,597	60,801,133
Net loss per share, basic and diluted	$(1.38)	$(1.64)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31, 2023	As of December 31, 2022
Stock options outstanding	9,410,404	6,733,074
RSUs issued and outstanding	153,000	256,146
Shares available under ESPP	134,276	49,109
	9,697,680	7,038,329
15. Subsequent Events
In February 2024, we sold 1,594,171 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.33 for aggregate gross proceeds of $11.7 million ($11.3 million, net of offering expenses).
On February 28, 2024, the Superior Court of the State of California for the County of Alameda granted our motion to dismiss the putative class action lawsuit filed against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”), and the court ordered the case dismissed.