Form 10-Q
period 2024-03-31
Caribou Biosciences, Inc.
filed 2024-05-07
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 90,317,771 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,400	$51,162
Marketable securities, short-term	244,588	277,665
Accounts receivable	917	148
Contract assets	971	1,425
Other receivables	1,725	2,286
Prepaid expenses and other current assets	6,913	6,155
Total current assets	304,514	338,841
NON-CURRENT ASSETS
Investments in equity securities	7,753	7,753
Marketable securities, long-term	51,938	43,577
Property and equipment, net	19,167	18,270
Operating lease, right of use assets	21,659	22,182
Other assets	1,794	1,586
TOTAL ASSETS	$406,825	$432,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,940	$3,120
Accrued expenses and other current liabilities	18,990	21,135
Operating lease liabilities, current	1,264	1,200
Deferred revenue ($2,487 and $2,487 from related party, respectively)	2,827	2,847
Total current liabilities	29,021	28,302
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($3,108 and $3,730 from related party, respectively)	5,428	6,102
MSKCC success payments liability	2,636	2,939
Operating lease liabilities, non-current	25,895	25,908
Deferred tax liabilities	556	557
Total liabilities	63,536	63,808
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at March 31, 2024, and December 31, 2023, respectively; 90,314,501 and 88,448,948 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	9	8
Additional paid-in-capital	684,121	667,648
Accumulated other comprehensive (loss) income	(322)	30
Accumulated deficit	(340,519)	(299,285)
Total stockholders’ equity	343,289	368,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,825	$432,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Licensing and collaboration revenue (including $622 and $0, from a related party, respectively)	$2,429	$3,502
Operating expenses:
Research and development	33,788	25,709
General and administrative	14,643	8,909
Total operating expenses	48,431	34,618
Loss from operations	(46,002)	(31,116)
Other income (expense):
Change in fair value of equity securities	—	(15)
Change in fair value of the MSKCC success payments liability	303	255
Other income, net	4,465	2,832
Total other income	4,768	3,072
Net loss	(41,234)	(28,044)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale marketable securities, net of tax	(352)	788
Net comprehensive loss	$(41,586)	$(27,256)
Net loss per share, basic and diluted	$(0.46)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	89,302,937	61,186,514
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2023	88,448,948	$8	$667,648	$30	$(299,285)	$368,401
Issuance of common stock upon employee stock plans	122,035	—	667	—	—	667
Issuance of common stock on exercise of options	134,347	—	489	—	—	489
Issuance of common stock in connection with our at-the-market equity offering program, net of offering expenses	1,594,171	1	11,329	—	—	11,330
Issuance of common stock on RSU release	15,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,988	—	—	3,988
Net loss	—	—	—	—	(41,234)	(41,234)
Other comprehensive loss	—	—	—	(352)	—	(352)
BALANCE—March 31, 2024	90,314,501	$9	$684,121	$(322)	$(340,519)	$343,289

BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuance of common stock under employee stock plans	70,271	—	404	—	—	404
Issuance of common stock on exercise of options	55,433	—	115	—	—	115
Issuance of common stock in connection with our at-the-market equity offering program, net of offering expenses	168,635	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	3,131	—	—	3,131
Net loss	—	—	—	—	(28,044)	(28,044)
Other comprehensive income	—	—	—	788	—	788
BALANCE—March 31, 2023	61,323,523	$6	$504,255	$(730)	$(225,259)	$278,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,234)	$(28,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	589
Gain on disposal of fixed assets	—	(34)
Change in fair value of equity securities	—	15
Stock-based compensation expense	3,988	3,131
Change in fair value of MSKCC success payments liability	(303)	(255)
Acquired in-process research and development	1,500	—
Accretion of discounts on investments in marketable securities, net	(1,539)	(1,494)
Non-cash lease expense	524	515
Changes in operating assets and liabilities:
Accounts receivable	(770)	(1,331)
Contract assets	454	607
Other receivables	561	545
Prepaid expenses and other current assets	(758)	1,811
Other assets	(209)	62
Accounts payable	2,720	1,502
Accrued expenses and other current liabilities	(2,204)	(4,138)
Deferred revenue, current and long-term	(694)	(1,097)
Operating lease liabilities	51	(323)
Net cash used in operating activities	(37,203)	(27,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	97,088	98,665
Purchases of marketable securities	(71,184)	(75,931)
Purchases of property and equipment	(1,448)	(2,031)
Payments to acquire in-process research and development	(1,500)	—
Net cash provided by investing activities	22,956	20,703
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	489	519
Proceeds from purchases of common stock under employee stock purchase plan	667	—
Proceeds from issuance of common stock related to our at-the-market equity offering program, net of offering expenses	11,329	1,123
Net cash provided by financing activities	12,485	1,642
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,762)	(5,594)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	51,208	58,384
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$49,446	$52,790
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$49,400	$52,744
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$49,446	$52,790

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$851	$1,714
Offering costs included in accrued expenses	$—	$116
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $340.5 million as of March 31, 2024. During the three months ended March 31, 2024, we incurred a net loss of $41.2 million and used $37.2 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $345.9 million as of March 31, 2024, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K (“Form 10-K”).
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements; and the reported amounts of revenue, income, and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation expense, accrued expenses related to research and development activities, valuation of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability, operating lease right-of-use assets and liabilities, and income taxes. Our management bases its estimates on historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in marketable securities and equity securities. Substantially all of our cash and cash equivalents are deposited in accounts at four financial institutions, and our account balances exceed federally insured limits. We mitigate the risks by investing in high-grade instruments, limiting our exposure to one issuer, and we monitor the ongoing creditworthiness of the financial institutions and issuers.
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		As of March 31, 2024	As of December 31, 2023
	March 31, 2024	March 31, 2023
Licensee A	25.3%	17.6%	29.5%	*
Licensee B	23.1%	22.0%	36.6%	47.5%
Licensee C	—%	45.9%	—%	*
Licensee D	25.6%	—%	—%	*
Total	74.0%	85.5%	66.1%	47.5%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of March 31, 2024, or December 31, 2023.
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the Accounting Standards Codification (“ASC”) to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the U.S. Securities and Exchange Commission (“SEC”). The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective or June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We are currently evaluating the impact of the new guidance and do not expect that the adoption of ASU 2023-06 will have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-09.

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in ASU 2024-01 improve consistent application of and simplify U.S. GAAP of Topic 718 by clarifying and amending existing guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and for interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-01.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. The amendments in ASU 2024-02 clarify and simplify references to certain concept statements within U.S. GAAP. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024, with early application permitted. We are currently evaluating the impact of the adoption of ASU 2024-02.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 1 or Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs including, in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security valuation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the three months ended March 31, 2024, and 2023. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($13,904 included in cash and cash equivalents)	$239,369	$239,369	$—	$—
Commercial paper ($23,858 included in cash and cash equivalents)	51,462	—	51,462	—
U.S. government agency bonds	33,073	—	33,073	—
Money market fund investments (included in cash and cash equivalents)	11,638	11,638	—	—
Corporate debt securities	10,384	—	10,384	—
Total fair value of assets	$345,926	$251,007	$94,919	$—
Liabilities:
MSKCC success payments liability	$2,636	$—	$—	$2,636
Total fair value of liabilities	$2,636	$—	$—	$2,636

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,439	$262,439	$—	$—
Commercial paper ($9,759 included in cash and cash equivalents)	40,373	—	40,373	—
U.S. government agency bonds	40,185	—	40,185	—
Money market fund investments (included in cash and cash equivalents)	17,876	17,876	—	—
Corporate debt securities	11,531	—	11,531	—
Total fair value of assets	$372,404	$280,315	$92,089	$—
Liabilities:
MSKCC success payments liability	$2,939	$—	$—	$2,939
Total fair value of liabilities	$2,939	$—	$—	$2,939

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of March 31, 2024, and December 31, 2023 are presented in the following tables (in thousands):

	As of March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($13,904 included in cash and cash equivalents)	$239,568	$12	$(211)	$239,369
Commercial paper ($23,858 included in cash and cash equivalents)	51,491	—	(29)	51,462
U.S. government agency bonds	33,159	—	(86)	33,073
Money market fund investments (included in cash equivalents)	11,638	—	—	11,638
Corporate debt securities	10,393	7	(16)	10,384
Total cash equivalents and marketable securities	$346,249	$19	$(342)	$345,926

Classified as:
Cash and cash equivalents				$49,400
Marketable securities, short-term				244,588
Marketable securities, long-term				51,938
Total cash equivalents and marketable securities				$345,926

	As of December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,328	$331	$(220)	$262,439
Commercial paper ($9,759 included in cash and cash equivalents)	40,386	—	(13)	40,373
U.S. government agency bonds	40,295	1	(111)	40,185
Money market fund investments (included in cash equivalents)	17,876	—	—	17,876
Corporate debt securities	11,489	50	(8)	11,531
Total cash equivalents and marketable securities	$372,374	$382	$(352)	$372,404

Classified as:
Cash and cash equivalents				$51,162
Marketable securities, short-term				277,665
Marketable securities, long-term				43,577
Total cash equivalents and marketable securities				$372,404
The following table presents the fair value of available-for-sale marketable securities by contractual maturities (in thousands):

March 31, 2024
Due in less than one year	$244,588
Due in one to five years	51,938
Total	$296,526

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2023	$2,939
Change in fair value	(303)
Balance at March 31, 2024	$2,636
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires. We recorded a $0.3 million and $0.3 million change in the fair value of the MSKCC success payments liability as a gain in other income (expense) in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024, and 2023, respectively.
The table below summarizes key assumptions used in the valuation of the MSKCC success payments liability:

As of December 31, 2023
Fair value of common stock	$5.73
Risk-free interest rate	3.88%
Expected volatility	79%
Probability of achieving multiple of Initial Share Price(1)	5.2% to 18.1%
Expected term (years)	3.7 to 5.2
(1)MSKCC is entitled to certain success payments if our common stock fair value increases, during a specified time period, by certain multiples of value based on a comparison of the fair market value of our common stock to $5.1914 per share, adjusted for any future stock splits (“Initial Share Price”). For further information regarding our agreement with MSKCC, see Note 4 to the consolidated financial statements included in our Form 10-K.
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the time period from the initiation of our AMpLify phase 1 clinical trial for our CB-012 product candidate utilizing the know-how, biological materials, and intellectual property licensed under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (“MSKCC Agreement”) until the estimated timing of marketing approval for this product candidate from the U.S. Food and Drug Administration (“FDA”). In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the MSKCC success payments liability.
As of March 31, 2024, we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $5.14 per share.
4. Significant Agreements
Since December 31, 2023, there have been no material changes to the key terms of our significant agreements. For further information regarding our significant agreements, see Note 4 to the consolidated financial statements included in our Form 10-K.
During the three months ended March 31, 2023, we recognized $1.6 million in revenue associated with the now-terminated Collaboration and License Agreement, dated February 9, 2021 (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). No revenue was recognized under the AbbVie Agreement during the three months ended March 31, 2024, as the AbbVie Agreement was terminated effective October 25,

2023. As of March 31, 2024, and December 31, 2023, we had no amounts recorded in accounts receivable, contract assets, or deferred revenue in our consolidated balance sheets related to the AbbVie Agreement.
Our significant agreements may include nonrefundable, upfront payments; annual license maintenance fees; sublicensing fees; obligations to reimburse for patent prosecution and maintenance fees; success payments; regulatory clinical and commercial milestones; and royalty payments. Our obligation to make such payments is contingent upon milestones being achieved, licensed products being commercialized, and the agreements remaining in effect.
For the three months ended March 31, 2024, and 2023, we recorded $1.3 million and $0.4 million, respectively, as research and development expense in our unaudited condensed consolidated statements of operations and comprehensive loss related to our significant agreements. For the three months ended March 31, 2024, and 2023, we recorded $0.2 million and $0.8 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.1 million and $0.4 million, respectively.
As of March 31, 2024, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $160.2 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$2,269	$3,385
Rest of world	160	117
Total	$2,429	$3,502
During the three months ended March 31, 2024, we recognized $1.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
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
Contract assets are rights to consideration in exchange for a license that we have granted to a licensee when the right is conditional on something other than the passage of time. Our contract asset balances represent royalties and milestone payments from our other license agreements that are unbilled as of the end of a reporting period.
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of March 31, 2024, and December 31, 2023, our deferred revenue balance primarily resulted from the upfront payment received relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.

The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2024 (in thousands):

	Balance as of December 31, 2023	Additions	Deductions	Balance as of March 31, 2024
Accounts receivable	$148	$2,193	$(1,424)	$917

Contract assets:
Unbilled accounts receivable	$1,425	$971	$(1,425)	$971

Contract liabilities:
Deferred revenue, current and long-term	$8,949	$675	$(1,369)	$8,255
Unbilled accounts receivable decreased $0.5 million during the three months ended March 31, 2024, primarily due to the decrease in minimum annual royalties under our license agreements.
Deferred revenue decreased during the three months ended March 31, 2024, primarily due to the recognition of deferred revenue related to the satisfaction of our performance obligation to Pfizer. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
During the three months ended March 31, 2024, and 2023, we recognized $0.7 million and $1.1 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of March 31, 2024, was approximately $8.3 million. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Patent cost reimbursements	$1,067	$1,403
Accrued interest on marketable securities	658	702
Other	—	181
Total	$1,725	$2,286

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid contract manufacturing and clinical costs	$4,486	$3,942
Prepaid insurance	581	993
Other	1,846	1,220
Total	$6,913	$6,155
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Lab equipment	$17,164	$15,581
Leasehold improvements	2,261	2,235
Computer equipment	906	895
Furniture and equipment	322	499
Construction in progress	8,368	8,204
Total property and equipment, gross	29,021	27,414
Less: accumulated depreciation and amortization	(9,854)	(9,144)
Property and equipment, net	$19,167	$18,270
Depreciation and amortization expenses related to property and equipment were $0.7 million and $0.6 million, for the three months ended March 31, 2024, and 2023, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee compensation and related expenses	$4,454	$9,517
Accrued research and development expenses	7,594	8,720
Accrued litigation settlement	3,900	—
Accrued patent expenses	500	613
Accrued expenses related to sublicensing revenues	816	802
Credit card liability	426	377
Other	1,300	1,106
Total	$18,990	$21,135
7. Related Party Transactions
Since December 31, 2023, there have been no new related party transactions, except as set forth below. For further information regarding our related parties, see Note 7 to the consolidated financial statements included in our Form 10-K.
Pfizer Investment
During the three months ended March 31, 2024, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under ASC Topic 606. We did not recognize any revenue from Pfizer during the three months ended March 31, 2023. As of March 31, 2024, there was approximately $5.6 million of related party deferred revenue ($2.5 million included in current liabilities and $3.1 million included in long-term liabilities) related to our performance obligation to Pfizer. As of December 31, 2023, there was approximately $6.2 million of related party deferred revenue ($2.5 million included in current liabilities and $3.7 million included in long-term liabilities) related to our performance obligation to Pfizer.

8. Leases
Operating Lease Obligations
As of March 31, 2024, we had operating leases for our laboratory and office space in Berkeley, California, consisting of approximately 75,000 square feet, with remaining lease terms up to 8.3 years. Certain of our laboratory and office space lease agreements include options to extend the terms for a period of five years and also contain provisions for future rent increases. In addition to base rent, we pay our share of operating expenses and taxes.
The components of lease costs, which are included in our unaudited condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost(1)	$1,953	$1,884
Short-term lease cost	63	63
Total lease cost	$2,016	$1,947
(1)Included $0.7 million and $0.6 million of variable lease cost related to operating expenses and taxes for the three months ended March 31, 2024, and 2023, respectively.
Supplemental information related to our leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$711	$1,093
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for our corporate laboratory and office leases:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.1	7.4
Weighted-average discount rate	11.3%	11.3%
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of March 31, 2024 (in thousands):

Remainder of 2024(1)	$2,774
2025	4,475
2026	5,720
2027	5,922
2028	6,122
Thereafter	15,993
Total future undiscounted lease payments	41,006
Less imputed interest	(13,847)
Total discounted lease payments	27,159
Less current portion of lease liability	(1,264)
Noncurrent portion of lease liability	$25,895
(1)Reflects an offset of $0.6 million related to incentives expected to be received in 2024.

9. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, clinical research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows.
Some of these agreements also include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of March 31, 2024, the satisfaction and timing of such contingent payments is uncertain and cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2024, and December 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million, which is included in general and administrative expense for the three months ended March 31, 2024, in exchange for a full release of the putative class’s claims against us and all of our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. The parties are negotiating a settlement agreement, which the court must approve before settlement is final.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint. On November 9, 2023, we filed a motion to dismiss the amended complaint on the grounds that our certification of incorporation mandates that Securities Act claims against us be brought in federal court. On February 28, 2024, the court granted our motion to dismiss and, on April 15, 2024, the court entered an order of dismissal.

10. Common Stock
Common stock reserved for future issuance consisted of the following:

	As of March 31, 2024	As of December 31, 2023
Stock options, issued and outstanding	12,094,332	9,410,404
Stock options, authorized for future issuance	6,565,993	5,952,012
Stock available under our employee stock purchase plan	2,278,809	1,516,355
Unvested restricted stock units and performance-based restricted stock units	1,180,548	205,357
	22,119,682	17,084,128
Shelf Registration Statement
On August 9, 2022, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC. The Shelf Registration Statement allows us to sell from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination of these securities, for our own account in one or more offerings (including the $100.0 million of common stock reserved for our at-the-market equity offering program). The SEC declared the Shelf Registration Statement effective on August 16, 2022. The terms of any offering under the Shelf Registration Statement are established at the time of such offering, as described in a prospectus supplement to the Shelf Registration Statement filed with the SEC prior to the completion of any such offering.
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
At-the-market Equity Offering Program
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of March 31, 2024, we have sold 1,762,806 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.32 for aggregate gross proceeds of $12.9 million ($12.3 million net of offering expenses).
11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of March 31, 2024, we had 6,565,993 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the three months ended March 31, 2024:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding at December 31, 2023	9,410,404	$8.03	8.0	$6,432
Options granted	2,913,727	6.70
Options exercised	(134,347)	3.64
Options cancelled or forfeited	(95,452)	11.73
Outstanding at March 31, 2024	12,094,332	$7.73	8.2	$4,031
Exercisable at March 31, 2024	4,824,205	$8.18	7.0	$3,161
Vested and expected to vest at March 31, 2024	12,094,332	$7.73	8.2	$4,031
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended March 31, 2024, and 2023, we granted 2,913,727 and 2,536,340 stock options to employees with a weighted average grant date fair value of $4.59 and $4.13, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2024	2023
Volatility	75.7% to 75.9%	74.9% to 75.0%
Expected term (in years)	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	4.0% to 4.3%	3.5% to 4.1%
Expected dividend yield	0.0%	0.0%
As of March 31, 2024, there was $35.0 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
During the three months ended March 31, 2024, we granted 995,767 restricted stock units (“RSUs”) and did not grant any performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of March 31, 2024 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2024	205,357	$8.49
Granted	995,767	6.81
Vested	(15,000)	10.64
Forfeited	(5,576)	8.65
Unvested, March 31, 2024	1,180,548	$7.04
The PSUs were granted to our executive officers and will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024, and an executive officer’s continued

employment during the performance period. As of March 31, 2024, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $7.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.4 years. As of March 31, 2024, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. We have issued 329,602 shares of common stock under the ESPP as of March 31, 2024. We recorded $0.2 million in accrued liabilities related to contributions withheld as of March 31, 2024.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,617	$1,310
General and administrative	2,371	1,821
Total	$3,988	$3,131
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$3,489	$2,798
ESPP	72	142
RSUs	427	191
Total	$3,988	$3,131
12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Tax Code”). Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the three months ended March 31, 2024, and 2023, we contributed $0.4 million and $0.3 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three-month periods ended March 31, 2024, and 2023 due to our operating losses.

14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(41,234)	$(28,044)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	89,302,937	61,186,514
Net loss per share, basic and diluted	$(0.46)	$(0.46)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31, 2024	As of March 31, 2023
Stock options outstanding	12,094,332	9,102,960
RSUs issued and outstanding	1,128,191	236,169
Shares committed under ESPP	108,788	149,350
	13,331,311	9,488,479
15. Subsequent Events
On April 22, 2024, an agreement in principle was reached with the plaintiffs in the Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”) to settle the Bergman Case for $3.9 million. The parties are negotiating a settlement agreement, which the court must approve before settlement is final. See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2024.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development programs, including our expectations about the timing of such programs; the expected timing of disclosure of clinical data from such programs; the safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
As a result of many factors, including but not limited to risks related to our limited operating history, history of net operating losses, financial position and our ability to raise additional capital as needed to fund our operations and product candidate development; risks inherent in the development of cell therapy products; risks associated with the initiation, cost, timing, progress, and results of current and future research and development programs, preclinical studies, and clinical trials; the risk that initial, preliminary, or interim clinical trial data will not ultimately be predictive of the safety and efficacy of our product candidates or that clinical outcomes may differ as patient enrollment continues and as more clinical data becomes available or different conclusions or considerations are reached once additional data have been received and fully evaluated; the risk that preclinical study results will not be borne out in human patients; risks related to our ability to obtain and maintain regulatory approval for our product candidates; risks that our product candidates, if approved, may not gain market acceptance due to negative public opinion and increased regulatory scrutiny of cell therapies involving genome editing; risks related to our ability to meet future regulatory standards with respect to our products; risks related to our ability to establish and/or maintain intellectual property rights covering our product candidates and genome-editing technology; risks of third parties asserting that our product candidates infringe their patents; risks related to developments of our competitors and our industry; risks related to our reliance on third parties to conduct our clinical trials and manufacture our product candidates; risks caused by public health crises or geopolitical events on our business and operations; and other risks described in greater detail in the section of our Form 10-K titled “Risk Factors,” and in other filings we make with the SEC. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
We are currently focused on advancing our allogeneic cell therapies for the treatment of hematologic malignancies and autoimmune diseases. Our therapies are directed at established cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our

chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies to enhance activity against devastating diseases.

Our lead product candidate, CB-010, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-CD19 allogeneic, or off-the-shelf, CAR-T cell therapy to be evaluated in patients with second-line relapsed or refractory large B cell lymphoma (“r/r LBCL”). To our knowledge, CB-010 is also the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene. CB-010 is being evaluated in our ongoing ANTLER phase 1 clinical trial. In the dose escalation portion of our ANTLER clinical trial, three dose levels of CB-010 were evaluated: dose level 1 (40x106 viable CAR-T cells, n=8), dose level 2 (80x106 viable CAR-T cells, n=5), and dose level 3 (120x106 viable CAR-T cells, n=3). CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. Based on these encouraging dose escalation data, we are evaluating CB-010 in adult second-line LBCL patients in the dose expansion portion of the ongoing ANTLER trial. Additionally, based on a retrospective analysis of the ANTLER data, we intend to investigate partial human leukocyte antigen matching and donor-specific antibody screening for CB-010 and our other CAR-T programs. An abstract on the ANTLER phase 1 clinical trial has been accepted for a poster presentation on June 3, 2024, at the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting, and we plan to present initial dose expansion data, the recommended phase 2 dose (“RP2D”) in second-line LBCL patients, and emerging translational data. CB-010 has received regenerative medicine advanced therapy (“RMAT”) designation for r/r LBCL, fast track designation for relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”), and orphan drug designation for follicular lymphoma (“FL”) from the U.S. Food and Drug Administration (“FDA”).

We are expanding our clinical development of CB-010 to include autoimmune diseases, and we recently received clearance of our investigational new drug (“IND”) application from the FDA for CB-010 to be evaluated in adult patients with lupus nephritis (“LN”) and extrarenal lupus (“ERL”) in our multicenter, open label, GALLOP phase 1 clinical trial, which we expect to initiate by year-end 2024.

Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in adult patients with relapsed or refractory multiple myeloma (“r/r MM”), and we are currently enrolling patients in the dose escalation portion of the CaMMouflage trial. CB-011 was granted fast track and orphan drug designations for r/r MM from the FDA.

The third product candidate from our CAR-T cell platform is CB-012, an allogeneic CAR-T cell therapy targeting CLL-1 (also known as CD371). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment on leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in our AMpLify phase 1 clinical trial in adult patients with relapsed or refractory AML (“r/r AML”), and we are currently enrolling patients in the dose escalation portion of the AMpLify trial.
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
Our net losses for the three months ended March 31, 2024, and 2023 were $41.2 million and $28.0 million, respectively. We had an accumulated deficit of $340.5 million as of March 31, 2024. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
•advance clinical trials for our CAR-T cell therapy product candidates;

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
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain regulatory approval; and
•continue to operate as a public company.
We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T and CAR-NK cell therapy product candidates themselves. We expect to continue to rely on our CMOs for the manufacturing of our preclinical study and clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to bring certain manufacturing functions in house and/or build our own manufacturing facility in the future to provide greater flexibility and control over our clinical and commercial manufacturing needs.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market equity offering program), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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

To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $2.4 million and $3.5 million for the three months ended March 31, 2024, and 2023, respectively. See Notes 4, 5, and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
•costs incurred in connection with the preclinical and clinical development and manufacturing of our product candidates, including under agreements with CMOs, suppliers, clinical research organizations (“CROs”), and clinical sites; and
•other research and development costs, including laboratory materials and supplies, and consulting services.
Internal costs include:
•personnel-related costs, including salaries, benefits, and share-based compensation expense, for our research and development personnel; and
•allocated facilities and other overhead expenses, including expenses for rent, facilities maintenance, and depreciation.
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets. The capitalized amounts are recognized as expenses as the goods are delivered or as related services are performed. We separately track certain external costs on a program-by-program basis; however, we do not track costs that are deployed across multiple programs.
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
The successful development of our CAR-T and CAR-NK product candidates, as well as other potential future product candidates, is highly uncertain. Accordingly, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of preclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:
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
•establishment of sales, marketing, and distribution capabilities necessary for commercialization of our product candidates if and when approved by the applicable regulatory authorities, whether by us or in collaboration with third parties;
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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$3,659	$430
Services provided by CROs, CMOs, and other third parties that conduct preclinical studies and clinical trials on our behalf	12,096	10,279
Other research and development expenses	5,208	4,719
Total external costs	20,963	15,428
Internal costs:
Personnel-related expenses	9,982	7,936
Facilities and other allocated expenses	2,843	2,345
Total internal costs	12,825	10,281
Total research and development expenses	$33,788	$25,709
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended March 31, 2024, and 2023, we recorded $0.1 million and $0.4 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
We expect that our general and administrative expenses will increase in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash and marketable securities and the change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under our Exclusive License Agreement, dated November 13, 2020, with MSKCC (“MSKCC Agreement”).

Results of Operations
Comparison of the Three Months Ended March 31, 2024, and 2023
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Licensing and collaboration revenue	$2,429	$3,502	$(1,073)
Operating expenses:
Research and development	33,788	25,709	8,079
General and administrative	14,643	8,909	5,734
Total operating expenses	48,431	34,618	13,813
Loss from operations	(46,002)	(31,116)	(14,886)
Other income (expense):
Change in fair value of equity securities	—	(15)	15
Change in fair value of the MSKCC success payments liability	303	255	48
Other income, net	4,465	2,832	1,633
Total other income	4,768	3,072	1,696
Net loss	$(41,234)	$(28,044)	$(13,190)
Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $1.1 million to $2.4 million for the three months ended March 31, 2024, from $3.5 million for the three months ended March 31, 2023. This decrease primarily relates to a decrease of $1.6 million recognized under the now-terminated Collaboration and License Agreement, dated February 9, 2021 (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”), partially offset by an increase of $0.6 million in revenues recognized under our Information Rights Agreement with Pfizer, Inc. (“Pfizer”), dated June 29, 2023.
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$1,608	$(1,608)
Pfizer, related party	622	—	622
Other licensees	1,807	1,894	(87)
Total licensing and collaboration revenue	$2,429	$3,502	$(1,073)
Research and Development Expenses
Research and development expenses increased by $8.1 million to $33.8 million for the three months ended March 31, 2024, from $25.7 million for the three months ended March 31, 2023. This increase was primarily related to increases of $3.2 million in expenses related to licenses and milestones; $2.0 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and $1.8 million of net increase in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by an increase of $5.1 million in CRO activities for clinical trials, and partially offset by a decrease of $3.6 million due to timing of CMO activities.
General and Administrative Expenses
General and administrative expenses increased by $5.7 million to $14.6 million for the three months ended March 31, 2024, from $8.9 million for the three months ended March 31, 2023. This increase was primarily related to increases of $4.6 million in legal, and other service-related expenses, including $3.9 million of accrued litigation settlement costs; and $1.3 million in personnel-related expenses, including stock-based compensation, due to headcount increases; partially offset by a decrease of $0.4 million in patent prosecution and maintenance fees.
Total Other Income
Total other income increased by $1.7 million for three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.3 million, for each of the three-month periods ended March 31, 2024, and 2023.
Other income, net increased by $1.6 million during the three months ended March 31, 2024, compared to March 31, 2023. The increase primarily relates to a $1.7 million increase in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our capital stock, including sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds through 2021, from our initial public offering (“IPO”) in 2021, which generated approximately $321.0 million in net proceeds and from an underwritten follow-on public offering in 2023, which generated approximately $134.4 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock through 2020. Additionally, we received a $25.0 million equity investment from Pfizer through a private placement transaction in June 2023. Through March 31, 2024, we received approximately $96.5 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $36.7 million that was received from AbbVie under the now-terminated AbbVie Agreement.

On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC, which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022.
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. As of March 31, 2024, we have sold 1,762,806 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.32 for aggregate gross proceeds of $12.9 million ($12.3 million net of offering expenses).
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
As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $345.9 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our license agreements, as described in Note 8 and in Notes 4 and 9, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
Strategic Investment

On June 29, 2023, we entered into a Securities Purchase Agreement with Pfizer pursuant to which we issued and sold to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million in a private placement transaction (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 product candidate that is being evaluated in our CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement, having a 36-month term. Under the Information Rights Agreement, we granted Pfizer a 30 calendar day right of first negotiation (“ROFN”) if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation will be reinstated. Under the Information Rights Agreement, we also granted Pfizer the right to designate one representative to serve on our scientific advisory board. Through an information sharing committee, we provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
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
•the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive regulatory approval;
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

Cash Flows
Comparison of the Three Months Ended March 31, 2024, and 2023
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Cash used in operating activities	$(37,203)	$(27,939)	$(9,264)
Cash provided by investing activities	22,956	20,703	2,253
Cash provided by financing activities	12,485	1,642	10,843
Net decrease in cash, and cash equivalents	$(1,762)	$(5,594)	$3,832
Cash Used in Operating Activities
Net cash used in operating activities was $37.2 million and $27.9 million for the three months ended March 31, 2024, and 2023, respectively.
Cash used in operating activities for the three months ended March 31, 2024, was primarily due to our net loss of $41.2 million, adjusted by non-cash charges of $4.9 million and net changes in our operating assets and liabilities of $0.8 million. Our non-cash charges were primarily comprised of $4.0 million of stock-based compensation, $0.7 million of depreciation and amortization expense, and non-cash lease expense of $0.5 million, which were partially offset by change in the fair value of the MSKCC success payments liability of $0.3 million, and accretion of discounts on our marketable securities investments of $1.5 million. The changes in our operating assets and liabilities were primarily due to an increase in accounts receivable of $0.8 million, and prepaid expenses and other current assets of $0.8 million and decreases of $2.2 million in accrued expenses and other current liabilities, and $0.7 million in deferred revenue, current and long-term, partially offset by decreases in other receivables of $0.6 million, and $0.5 million in contract assets, and an increase of $2.7 million in accounts payable.
Cash used in operating activities for the three months ended March 31, 2023, was primarily due to our net loss of $28.0 million, adjusted by non-cash charges of $2.5 million and net changes in our operating assets and liabilities of $2.4 million. Our non-cash charges were primarily comprised of $3.1 million of stock-based compensation, $0.6 million of depreciation and amortization expense, and non-cash lease expense of $0.5 million, which were partially offset by amortization of investment premiums of $1.5 million, and change in the fair value of the MSKCC success payments liability of $0.3 million. The changes in our operating assets and liabilities were due to increases of $1.3 million in accounts receivable, and decreases of $4.1 million in accrued expenses and other current liabilities, $1.1 million in deferred revenue, and $0.3 million in operating lease liabilities, partially offset by decreases in prepaid expenses and other current assets of $1.8 million, contract assets of $0.6 million, and other receivables of $0.5 million, and an increase of $1.5 million in accounts payable.
Cash Provided by Investing Activities
During the three months ended March 31, 2024, and 2023, cash provided by investing activities was $23.0 million, and $20.7 million, respectively.
Cash provided by investing activities for the three months ended March 31, 2024, was primarily due to proceeds from the sales and maturities of marketable securities of $97.1 million, partially offset by purchases of marketable securities of $71.2 million, in-process research and development of $1.5 million, and property and equipment of $1.4 million.
Cash provided by investing activities for the three months ended March 31, 2023, was primarily due to proceeds from the sales and maturities of marketable securities of $98.7 million, partially offset by sales of marketable securities of $75.9 million and property and equipment of $2.0 million.
Cash Provided by Financing Activities
During the three months ended March 31, 2024, and 2023, cash provided by financing activities was $12.5 million and $1.6 million, respectively.

Cash provided by financing activities for the three months ended March 31, 2024, was primarily due to net proceeds from our at-the-market equity offering program of $11.3 million, the purchases of common stock under the 2021 Employee Stock Purchase Plan (“2021 ESPP”) of $0.7 million, and the exercise of stock options of $0.5 million.
Cash provided by financing activities for the three months ended March 31, 2023, was due to net proceeds from our at-the-market equity offering program of $1.1 million and the exercise of stock options and purchases of common stock under the 2021 ESPP of $0.5 million.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2023, and the related notes included in our Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies. There have been no material changes to our critical accounting estimates as compared to those disclosed in our Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for more information regarding recently issued accounting pronouncements.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed consolidated financial statements may not be comparable to those of companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the three months ended March 31, 2024. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million in exchange for a full release of the putative class’s claims against us and all of our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. The parties are negotiating a settlement agreement, which the court must approve before settlement is final.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint. On November 9, 2023, we filed a motion to dismiss the amended complaint on the grounds that our certification of incorporation mandates that Securities Act claims against us be brought in federal court. On February 28, 2024, the court granted our motion to dismiss and, on April 15, 2024, the court entered an order of dismissal.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2024

There were no unregistered sales of equity securities during the three months ended March 31, 2024.
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

Item 5. Other Information.
On February 23, 2024, Jason O’Byrne, our chief financial officer, adopted a Rule 10b5-1 trading arrangement, providing for the sale from time to time of up to 44,336 shares of common stock in amounts and at prices determined in accordance with plan terms. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until November 20, 2024, or earlier if all transactions under the trading arrangement are completed.
Except as described above, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408) during the quarter ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Caribou Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-40631) filed by the Registrant with the SEC on July 28, 2021)

3.2
Amended and Restated Bylaws of Caribou Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-40631) filed by the Registrant with the SEC on July 28, 2021)

4.1
Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.1+
Compensation Letter, dated February 20, 2024, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.2+
Compensation Letter, dated February 20, 2024, from the Registrant to Jason V. O’Byrne (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.3+
Compensation Letter, dated February 20, 2024, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.4+
Compensation Letter, dated February 20, 2024, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.5+
Compensation Letter, dated February 20, 2024, from the Registrant to Ruhi Khan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.6+
Officer Employment Agreement by and between the Registrant and Tim Kelly, dated January 1, 2024 (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

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

Caribou Biosciences, Inc.

Date: May 7, 2024	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)