Form 10-Q
period 2024-06-30
Caribou Biosciences, Inc.
filed 2024-08-06
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 90,362,771 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,866	$51,162
Marketable securities, short-term	223,783	277,665
Accounts receivable	215	148
Contract assets	972	1,425
Other receivables	1,729	2,286
Prepaid expenses and other current assets	6,317	6,155
Total current assets	270,882	338,841
NON-CURRENT ASSETS
Investments in equity securities	9,286	7,753
Marketable securities, long-term	50,124	43,577
Property and equipment, net	19,876	18,270
Operating lease, right of use assets	21,134	22,182
Other assets	1,636	1,586
TOTAL ASSETS	$372,938	$432,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,227	$3,120
Accrued expenses and other current liabilities	23,626	21,135
Operating lease liabilities, current	1,262	1,200
Deferred revenue ($2,487 and $2,487 from related party, respectively)	2,829	2,847
Total current liabilities	30,944	28,302
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($2,487 and $3,730 from related party, respectively)	4,604	6,102
MSKCC success payments liability	841	2,939
Operating lease liabilities, non-current	25,528	25,908
Deferred tax liabilities	557	557
Total liabilities	62,474	63,808
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at June 30, 2024, and December 31, 2023, respectively; 90,362,771 and 88,448,948 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	9	8
Additional paid-in-capital	688,990	667,648
Accumulated other comprehensive (loss) income	(319)	30
Accumulated deficit	(378,216)	(299,285)
Total stockholders’ equity	310,464	368,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,938	$432,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Licensing and collaboration revenue (including $2,245 and $2,867 for three and six months ended June 30, 2024, respectively, and $1,150 for each of the three- and six-month periods ended June 30, 2023, from related parties)	$3,464	$3,755	$5,893	$7,257
Operating expenses:
Research and development	35,480	26,503	69,268	52,212
General and administrative	11,485	10,120	26,128	19,029
Total operating expenses	46,965	36,623	95,396	71,241
Loss from operations	(43,501)	(32,868)	(89,503)	(63,984)
Other income (expense):
Change in fair value of equity securities	(102)	22	(102)	7
Change in fair value of the MSKCC success payments liability	1,795	279	2,098	534
Other income, net	4,111	3,048	8,576	5,880
Total other income	5,804	3,349	10,572	6,421
Net loss	(37,697)	(29,519)	(78,931)	(57,563)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale marketable securities, net of tax	3	(406)	(349)	382
Net comprehensive loss	$(37,694)	$(29,925)	$(79,280)	$(57,181)
Net loss per share, basic and diluted	$(0.42)	$(0.48)	$(0.88)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	90,340,932	61,417,934	89,821,935	61,302,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2023	88,448,948	$8	$667,648	$30	$(299,285)	$368,401
Issuance of common stock under ESPP	122,035	—	667	—	—	667
Issuance of common stock on exercise of options	134,347	—	489	—	—	489
Issuance of common stock in connection with our ATM offering, net of offering expenses	1,594,171	1	11,329	—	—	11,330
Issuance of common stock upon vesting of RSUs	15,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,988	—	—	3,988
Net loss	—	—	—	—	(41,234)	(41,234)
Other comprehensive loss	—	—	—	(352)	—	(352)
BALANCE—March 31, 2024	90,314,501	$9	$684,121	$(322)	$(340,519)	$343,289
Issuance of common stock under ESPP	400	—	2	—	—	$2
Issuance of common stock on exercise of options	47,870	—	129	—	—	$129
Stock-based compensation expense	—	—	4,738	—	—	4,738
Net loss	—	—	—	—	(37,697)	(37,697)
Other comprehensive income	—	—	—	3	—	3
BALANCE—June 30, 2024	90,362,771	$9	$688,990	$(319)	$(378,216)	$310,464

BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuance of common stock under ESPP	70,271	—	404	—	—	404
Issuance of common stock on exercise of options	55,433	—	115	—	—	115
Issuance of common stock in connection with our ATM offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	3,131	—	—	3,131
Net loss	—	—	—	—	(28,044)	(28,044)
Other comprehensive income	—	—	—	788	—	788
BALANCE—March 31, 2023	61,323,523	$6	$504,255	$(730)	$(225,259)	$278,272
Issuance of common stock on exercise of options	86,085	—	236	—	—	236
Issuance of common stock pursuant to private placement with Pfizer	4,690,431	—	17,290	—	—	17,290
Stock-based compensation expense	—	—	3,585	—	—	3,585
Net loss	—	—	—	—	(29,519)	(29,519)
Other comprehensive loss	—	—	—	(406)	—	(406)
BALANCE—June 30, 2023	66,100,039	$6	$525,366	$(1,136)	$(254,778)	$269,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,931)	$(57,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,566	1,206
Gain on disposal of fixed assets	—	(34)
Non-cash consideration for licensing and collaboration revenue	(1,634)	(61)
Change in fair value of equity securities	102	(7)
Stock-based compensation expense	8,726	6,716
Change in fair value of MSKCC success payments liability	(2,098)	(534)
Acquired in-process research and development	1,625	—
Accretion of discounts on investments in marketable securities, net	(2,485)	(3,598)
Non-cash lease expense	1,048	1,024
Changes in operating assets and liabilities:
Accounts receivable	(68)	(564)
Contract assets	453	765
Other receivables	557	720
Prepaid expenses and other current assets	(162)	2,356
Other assets	(50)	119
Accounts payable	352	2,042
Accrued expenses and other current liabilities	2,763	(431)
Deferred revenue, current and long-term	(1,515)	5,231
Operating lease liabilities	(318)	(511)
Net cash used in operating activities	(70,069)	(43,124)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	204,889	171,025
Purchases of marketable securities	(155,419)	(134,674)
Purchases of property and equipment	(3,689)	(4,584)
Payments to acquire in-process research and development	(1,625)	—
Net cash provided by investing activities	44,156	31,767
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock pursuant to private placement with Pfizer	—	17,450
Proceeds from exercise of stock options	619	755
Proceeds from purchases of common stock under ESPP	669	—
Proceeds from issuance of common stock related to our ATM, net of offering expenses	11,329	1,008
Net cash provided by financing activities	12,617	19,213
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(13,296)	7,856
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	51,208	58,384
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$37,912	$66,240
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$37,866	$66,194
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$37,912	$66,240

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$170

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$175	$2,562
Offering costs included in accrued expenses	$—	$160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (“Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing to develop cell therapies that are armored to improve activity against diseases. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell platform as readily available therapeutic treatments for patients.
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $378.2 million as of June 30, 2024. During the six months ended June 30, 2024, we incurred a net loss of $78.9 million and used $70.1 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $311.8 million as of June 30, 2024, will be sufficient to fund our current operating plan for at least the next 12 months from the date of issuance of our unaudited condensed consolidated financial statements.
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

Segments
We operate and manage our business as one reportable operating segment, which is the business of developing a pipeline of allogeneic CAR-T cell therapies. Our president and chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in the United States.
Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in marketable securities and equity securities. Substantially all our cash and cash equivalents are deposited in accounts at four financial institutions, and our account balances exceed federally insured limits. We mitigate the risks by investing in high-grade instruments, limiting our exposure to one issuer, and we monitor the ongoing creditworthiness of these financial institutions and issuers.
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Six Months Ended		As of June 30, 2024	As of December 31, 2023
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Licensee A	*	*	10.4%	*	*	*
Licensee B	18.7%	17.1%	20.5%	19.5%	59.3%	47.5%
Licensee C	*	36.6%	*	41.1%	*	*
Licensee D	17.9%	*	21.1%	*	*	*
Licensee E	46.9%	30.6%	27.5%	15.8%	*	*
Total	83.5%	84.3%	79.5%	76.4%	59.3%	47.5%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of June 30, 2024, or December 31, 2023.
Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the U.S. Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification Initiative. This ASU aligns the requirements in the Accounting Standards Codification (“ASC”) to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective or June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. We are currently evaluating the impact of the new guidance and do not expect that the adoption of ASU 2023-06 will have a material impact on our consolidated financial statements.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 1 or Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs including, in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security valuation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the six months ended June 30, 2024, and 2023. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($5,786 included in cash and cash equivalents)	$213,184	$213,184	$—	$—
Commercial paper ($18,210 included in cash and cash equivalents)	43,931	—	43,931	—
U.S. government agency bonds ($2,995 included in cash and cash equivalents)	33,358	—	33,358	—
Money market fund investments (included in cash and cash equivalents)	10,875	10,875	—	—
Corporate debt securities	10,425		10,425	—
Total fair value of assets	$311,773	$224,059	$87,714	$—
Liabilities:
MSKCC success payments liability	$841	$—	$—	$841
Total fair value of liabilities	$841	$—	$—	$841

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,439	$262,439	$—	$—
Commercial paper ($9,759 included in cash and cash equivalents)	40,373	—	40,373	—
U.S. government agency bonds	40,185	—	40,185	—
Money market fund investments (included in cash and cash equivalents)	17,876	17,876	—	—
Corporate debt securities	11,531	—	11,531	—
Total fair value of assets	$372,404	$280,315	$92,089	$—
Liabilities:
MSKCC success payments liability	$2,939	$—	$—	$2,939
Total fair value of liabilities	$2,939	$—	$—	$2,939

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of June 30, 2024, and December 31, 2023, are presented in the following tables (in thousands):

	As of June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($5,786 included in cash and cash equivalents)	$213,408	$11	$(235)	$213,184
Commercial paper ($18,210 included in cash and cash equivalents)	43,961	—	(30)	43,931
U.S. government agency bonds ($2,995 included in cash and cash equivalents)	33,414	—	(56)	33,358
Money market fund investments (included in cash equivalents)	10,875	—	—	10,875
Corporate debt securities	10,435	5	(15)	10,425
Total cash equivalents and marketable securities	$312,093	$16	$(336)	$311,773

Classified as:
Cash and cash equivalents				$37,866
Marketable securities, short-term				223,783
Marketable securities, long-term				50,124
Total cash equivalents and marketable securities				$311,773

	As of December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,328	$331	$(220)	$262,439
Commercial paper ($9,759 included in cash and cash equivalents)	40,386	—	(13)	40,373
U.S. government agency bonds	40,295	1	(111)	40,185
Money market fund investments (included in cash equivalents)	17,876	—	—	17,876
Corporate debt securities	11,489	50	(8)	11,531
Total cash equivalents and marketable securities	$372,374	$382	$(352)	$372,404

Classified as:
Cash and cash equivalents				$51,162
Marketable securities, short-term				277,665
Marketable securities, long-term				43,577
Total cash equivalents and marketable securities				$372,404
The following table presents the fair value of available-for-sale marketable securities by contractual maturities (in thousands):

June 30, 2024
Due in less than one year	$223,783
Due in one to five years	50,124
Total	$273,907

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2023	$2,939
Change in fair value	(2,098)
Balance at June 30, 2024	$841
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires. We recorded a $1.8 million and $0.3 million change in the fair value of the MSKCC success payments liability as a gain in other income (expense) in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024, and 2023, respectively. We recorded a $2.1 million and $0.5 million change in the fair value of the MSKCC success payments liability as a gain in other income (expense) in our unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024, and 2023, respectively.
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
As of June 30, 2024, we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $1.64 per share.
4. Significant Agreements
Since December 31, 2023, there have been no material changes to the key terms of our significant agreements. For further information regarding our significant agreements, see Note 4 to the consolidated financial statements included in our Form 10-K.
During the three months ended June 30, 2023, we recognized $1.4 million in revenue associated with the now-terminated Collaboration and License Agreement, dated February 9, 2021 (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). During the six months ended June 30, 2023, we recognized $3.0 million in revenue under the AbbVie Agreement. No revenue was recognized under the AbbVie Agreement during each of the three- or six-month periods ended June 30, 2024, as the AbbVie Agreement was terminated effective October 25, 2023. As of June 30, 2024, and December 31, 2023, we had no amounts recorded in accounts receivable, contract assets, or deferred revenue in our consolidated balance sheets related to the AbbVie Agreement.
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
For the three months ended June 30, 2024, and 2023, we recorded $0.3 million and $0.4 million, respectively, as research and development expense in our unaudited consolidated statements of operations and comprehensive loss related to our license agreements. For the six months ended June 30, 2024, and 2023, we recorded $1.6 million and $0.8 million, respectively, as research and development expense in our unaudited condensed consolidated statements of operations and comprehensive loss related to our significant agreements. For the three months ended June 30, 2024, and 2023, we recorded $0.2 million and $1.0 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.4 million and $0.7 million, respectively. For the six months ended June 30, 2024, and 2023, we recorded $0.4 million and $1.8 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.5 million and $1.1 million, respectively.
As of June 30, 2024, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $159.9 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$3,444	$3,746	$5,713	$7,131
Rest of world	20	9	180	126
Total	$3,464	$3,755	$5,893	$7,257
During the three months ended June 30, 2024, we recognized $2.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.7 million of revenue related to performance obligations satisfied over time.
During the three months ended June 30, 2023, we recognized $2.4 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.4 million of revenue related to performance obligations satisfied over time.
During the six months ended June 30, 2024, we recognized $4.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.3 million of revenue related to performance obligations satisfied over time.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of June 30, 2024, and December 31, 2023, our deferred revenue balance primarily resulted from the upfront payment received relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities during the six months ended June 30, 2024 (in thousands):

	Balance as of December 31, 2023	Additions	Deductions	Balance as of June 30, 2024
Accounts receivable	$148	$3,193	$(3,126)	$215

Contract assets:
Unbilled accounts receivable	$1,425	$1,943	$(2,396)	$972

Contract liabilities:
Deferred revenue, current and long-term	$8,949	$767	$(2,283)	$7,433
Unbilled accounts receivable decreased $0.5 million during the six months ended June 30, 2024, primarily due to the decrease in minimum annual royalties under our license agreements.
Deferred revenue decreased during the six months ended June 30, 2024, primarily due to the recognition of deferred revenue related to the satisfaction of our performance obligation to Pfizer. See Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
During the six months ended June 30, 2024, and 2023, we recognized $1.6 million and $2.4 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of June 30, 2024, was approximately $7.4 million. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Patent cost reimbursements	$921	$1,403
Accrued interest on marketable securities	808	702
Other	—	181
Total	$1,729	$2,286
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid contract manufacturing and clinical costs	$3,763	$3,942
Prepaid insurance	170	993
Other	2,384	1,220
Total	$6,317	$6,155
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$18,334	$15,581
Leasehold improvements	2,094	2,235
Computer equipment	906	895
Furniture and equipment	712	499
Construction in progress	8,493	8,204
Total property and equipment, gross	30,539	27,414
Less: accumulated depreciation and amortization	(10,663)	(9,144)
Property and equipment, net	$19,876	$18,270
Depreciation and amortization expenses related to property and equipment were $0.9 million and $0.6 million for the three months ended June 30, 2024, and 2023, respectively. Depreciation and amortization expenses related to property and equipment were $1.6 million and $1.2 million, for the six months ended June 30, 2024, and 2023, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued employee compensation and related expenses	$6,486	$9,517
Accrued research and development expenses	9,698	8,720
Accrued securities litigation settlement	3,900	—
Accrued patent expenses	872	613
Accrued expenses related to sublicensing revenues	550	802
Credit card liability	539	377
Other	1,581	1,106
Total	$23,626	$21,135

7. Related Party Transactions
Since December 31, 2023, there have been no new related party transactions, except as set forth below. For further information regarding our related parties, see Note 7 to the consolidated financial statements included in our Form 10-K.
Pfizer Investment
During the three months ended June 30, 2024, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under ASC Topic 606. During the six months ended June 30, 2024, we recognized $1.2 million of revenue from Pfizer. We did not recognize any revenue from Pfizer during each of the three- and six-month periods ended June 30, 2023. As of June 30, 2024, there was approximately $5.0 million of related party deferred revenue ($2.5 million included in current liabilities and $2.5 million included in long-term liabilities) related to our performance obligation to Pfizer. As of December 31, 2023, there was approximately $6.2 million of related party deferred revenue ($2.5 million included in current liabilities and $3.7 million included in long-term liabilities) related to our performance obligation to Pfizer.
Edge Animal Health
During the three months ended June 30, 2024, we received additional shares of convertible preferred stock pursuant to anti-dilution rights associated with the Exclusive License Agreement for Veterinary Therapeutics (as amended, the “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a private company and related party. Edge issued to us 1,623,275 shares of convertible preferred stock with an estimated fair value of $1.6 million, based on management’s best estimate and judgment. The Edge chRDNA License Agreement is a contract with a customer under ASC 606. Accordingly, we recognized $1.6 million as revenue during each of the three- and six-month periods ended June 30, 2024. We did not recognize any revenue in connection with the Edge chRDNA License Agreement in 2023.
On May 16, 2023, we entered into an Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (the “Edge Cas9 License Agreement”), under which we granted Edge an exclusive worldwide license to certain CRISPR-Cas9 intellectual property rights in the field of veterinary therapeutics. Previously, on May 15, 2020, we entered into an Option for an Exclusive License under which Edge could exercise its option within three years upon payment of a total of $1.2 million, which option Edge exercised and paid $1.2 million, and we entered into the Edge Cas9 License Agreement. We recognized $1.2 million of revenue in connection with the Edge Cas9 License Agreement for each of the three and six months ended June 30, 2023. We did not recognize any revenue in connection with the Edge Cas9 License Agreement in 2024.
8. Leases
Operating Lease Obligations
As of June 30, 2024, we had operating leases for our laboratory and office space in Berkeley, California, consisting of approximately 75,000 square feet, with remaining lease terms up to 8.1 years. Certain of our laboratory and office space lease agreements include options to extend the terms for a period of five years and also contain provisions for future rent increases. In addition to base rent, we pay our share of operating expenses and taxes.
The components of lease costs, which are included in our unaudited condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost(1)	$1,919	$1,928	$3,872	$3,812
Short-term lease cost	62	62	125	125
Total lease cost	$1,981	$1,990	$3,997	$3,937
(1)Includes $0.6 million and $0.6 million of variable lease cost related to operating expenses and taxes for the three months ended June 30, 2024, and June 30, 2023, respectively. Includes $1.3 million and $1.2 million of variable lease cost related to operating expenses and taxes for the six months ended June 30, 2024, and 2023, respectively.

Supplemental information related to our leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,841	$2,058
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for our corporate laboratory and office leases:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	6.9	7.4
Weighted-average discount rate	11.3%	11.3%
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of June 30, 2024 (in thousands):

Remainder of 2024(1)	$1,644
2025	4,475
2026	5,720
2027	5,922
2028	6,122
Thereafter	15,994
Total future undiscounted lease payments	39,877
Less imputed interest	(13,087)
Total discounted lease payments	26,790
Less current portion of lease liability	(1,262)
Noncurrent portion of lease liability	$25,528
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
Some of these agreements also include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of June 30, 2024, satisfaction and timing of such contingent payments is uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of June 30, 2024, and December 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.

Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.

On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million, which is included in general and administrative expense for the three months ended March 31, 2024, in exchange for a full release of the putative class’s claims against us and all of our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. The parties filed a settlement agreement with the court on June 26, 2024, which the court must approve before settlement is final.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint. On November 9, 2023, we filed a motion to dismiss the amended complaint on the grounds that our certification of incorporation mandates that Securities Act claims against us be brought in federal court. On February 28, 2024, the court granted our motion to dismiss, and, on April 15, 2024, the court entered an order of dismissal.
10. Common Stock
Common stock reserved for future issuance consisted of the following:

	As of June 30, 2024	As of December 31, 2023
Stock options, issued and outstanding	12,040,717	9,410,404
Stock options, authorized for future issuance	6,439,947	5,952,012
Stock available under our employee stock purchase plan	2,278,409	1,516,355
Unvested restricted stock units and performance-based restricted stock units	1,312,339	205,357
Total common stock reserved for future issuance	22,071,412	17,084,128
Shelf Registration Statement
On August 9, 2022, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC. The Shelf Registration Statement allows us to sell from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination of these securities, for our own account in one or more offerings (including the $100.0 million of common stock reserved for our at-the-market equity offering program). The SEC declared the Shelf Registration Statement effective on August 16, 2022. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering, as described in a prospectus supplement to the Shelf Registration Statement to be filed with the SEC prior to the completion of any such offering.
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
At-the-market Equity Offering Program
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of June 30, 2024, we have sold 1,762,806 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.32 for aggregate gross proceeds of $12.9 million ($12.3 million net of offering expenses).
11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of June 30, 2024, we had 6,439,947 shares available for issuance under the 2021 Plan.
The following table summarizes stock option activity under our equity incentive plans during the six months ended June 30, 2024:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding at December 31, 2023	9,410,404	$8.03	8.0	$6,432
Options granted	3,137,177	6.44
Options exercised	(182,217)	3.39
Options cancelled or forfeited	(324,647)	11.38
Outstanding at June 30, 2024	12,040,717	$7.59	7.8	$19
Exercisable at June 30, 2024	5,262,980	$8.01	6.8	$19
Vested and expected to vest at June 30, 2024	12,040,717	$7.59	7.8	$19
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended June 30, 2024, and 2023, we granted 223,450 and 486,366 stock options to employees with a weighted average grant date fair value of $2.16 and $2.95, respectively. During the six months ended June 30, 2024, and 2023, we granted 3,137,177 and 3,022,706 stock options to employees with a weighted average grant date fair value of $4.42 and $3.94, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Volatility	75.7%	74.7% to 74.8%	75.7% to 75.9%	74.7% to 75.0%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	4.5%	3.6% to 3.9%	4.0% to 4.5%	3.5% to 4.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

As of June 30, 2024, there was $31.1 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
During the six months ended June 30, 2024, we granted 1,143,617 restricted stock units (“RSUs”), and we did not grant any performance-based RSUs (“PSUs”) under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of June 30, 2024 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2024	205,357	$8.49
Granted	1,143,617	6.33
Vested	(15,000)	10.64
Forfeited	(21,635)	7.55
Unvested, June 30, 2024	1,312,339	$6.60
On August 22, 2022, we granted PSUs to our executive officers, which will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024, and the executive officer’s continued employment during the performance period. As of June 30, 2024, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $6.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years. As of June 30, 2024, there was approximately $0.6 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 330,002 shares of common stock under the ESPP as of June 30, 2024. We recorded $0.5 million in accrued liabilities related to contributions withheld as of June 30, 2024.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,994	$1,551	$3,610	$2,860
General and administrative	2,744	2,034	5,116	3,856
Total	$4,738	$3,585	$8,726	$6,716
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$3,891	$3,202	$7,379	$6,000
ESPP	157	189	229	331
RSUs	690	194	1,118	385
Total	$4,738	$3,585	$8,726	$6,716

12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Tax Code”). Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the six months ended June 30, 2024, and 2023, we contributed $0.7 million and $0.5 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three- and six-month periods ended June 30, 2024, and 2023 due to our operating losses.
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(37,697)	$(29,519)	$(78,931)	$(57,563)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	90,340,932	61,417,934	89,821,935	61,302,863
Net loss per share, basic and diluted	$(0.42)	$(0.48)	$(0.88)	$(0.94)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30, 2024	As of June 30, 2023
Stock options outstanding	12,040,717	9,253,848
RSUs issued and outstanding	1,259,982	233,035
Shares committed under ESPP	108,788	149,350
	13,409,487	9,636,233
15. Subsequent Events

On July 16, 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-NK platform and reduced our workforce by 21 positions, or approximately 12%. In connection with the workforce reduction, we will incur approximately $0.5 million to $1.0 million in costs, consisting primarily of cash severance costs, benefits, and transition support services for impacted employees, which we expect to recognize in the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2024.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements, other than statements of historical facts, contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical and preclinical development programs, including our expectations about the timing of such programs; the expected timing of disclosure of clinical data from such programs; the safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
Overview
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing to develop cell therapies that are armored to improve activity against diseases. We are advancing a pipeline of allogeneic, or off-the-shelf, cell therapies from our chimeric antigen receptor (“CAR”) T (“CAR-T”) cell platform as readily available therapeutic treatments for patients.
We are currently focused on advancing our allogeneic cell therapies for the treatment of hematologic malignancies and autoimmune diseases. Our therapies are directed at established cell surface targets for which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as other targets such as C-type lectin-like molecule-1 (“CLL-1,” also known as CD371). We use our

chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies to enhance activity against devastating diseases.

Our lead product candidate, CB-010, is an allogeneic anti-CD19 CAR-T cell therapy that is being evaluated in patients with relapsed or refractory large B cell non-Hodgkin lymphoma (“r/r B-NHL”) in our ongoing ANTLER phase 1 clinical trial. To our knowledge, CB-010 is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with programmed cell death protein 1 (“PD-1”) removed from the CAR-T cell surface by a genome-edited knockout of the PDCD1 gene.

In our ANTLER phase 1 clinical trial, 16 patients with multiple subtypes of aggressive r/r B-NHL were enrolled in the dose escalation portion of the clinical trial, and three dose levels of CB-010 were evaluated: dose level 1 (40x106 viable CAR-T cells, n=8), dose level 2 (80x106 viable CAR-T cells, n=5), and dose level 3 (120x106 viable CAR-T cells, n=3). Following the conclusion of the dose escalation portion of our ANTLER clinical trial, we began enrolling second-line (“2L”) large B cell lymphoma (“LBCL”) patients in the dose expansion phase of our ANTLER clinical trial, which is still ongoing. Dose level 2 (80x106 viable CAR-T cells) was selected as the recommended phase 2 dose (“RP2D”). In early June 2024, we presented safety, efficacy, and translational data for the first 46 patients evaluated in our ANTLER phase 1 clinical trial during a poster presentation at the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting. CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 cell therapies. A retrospective analysis of the ANTLER clinical trial data showed that patients who received a dose of CB-010 manufactured from a healthy donor who shared four or more matching human leukocyte antigen (“HLA”) alleles with the patient (referred to as “partial HLA matching”) demonstrated the potential for improved efficacy. Based on these data, we have begun dosing a cohort of approximately 20 2L LBCL patients to prospectively evaluate whether partial HLA matching improves patient outcomes. In addition, we are enrolling approximately 10 patients who have relapsed following any prior CD19-targeted therapy in a proof-of-concept cohort, which will also incorporate partial HLA matching. We plan to report initial data from both cohorts in the first half of 2025. Upon confirmation of improved outcomes in 2L LBCL patients receiving a partially HLA matched dose of CB-010, we plan to initiate a pivotal phase 3 clinical trial in the second half of 2025, following agreement with the U.S. Food and Drug Administration (“FDA”) on a pivotal trial design. CB-010 has received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory LBCL, fast track designation for r/r B-NHL, and orphan drug designation for follicular lymphoma (“FL”) from the FDA.

We are expanding our clinical development of CB-010 to include autoimmune diseases, and we plan to evaluate CB-010 in a multicenter, open label, phase 1 clinical trial (“GALLOP”) in adult patients with lupus nephritis (“LN”) and extrarenal lupus (“ERL”), which will incorporate partial HLA matching. We expect to initiate our GALLOP clinical trial by year-end 2024.

Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in adult patients with relapsed or refractory multiple myeloma (“r/r MM”), and we are currently enrolling patients in the dose escalation portion of the CaMMouflage trial. We plan to report initial dose escalation data by year-end 2024. CB-011 was granted fast track and orphan drug designations for r/r MM from the FDA.

The third product candidate from our CAR-T cell platform is CB-012, an allogeneic CAR-T cell therapy targeting CLL-1 (also known as CD371). CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment on leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in our AMpLify phase 1 clinical trial in adult patients with relapsed or refractory AML (“r/r AML”), and we are currently enrolling patients in the dose escalation portion of the AMpLify trial. We plan to provide updates on dose escalation as the AMpLify phase 1 clinical trial in r/r AML advances.
Since our founding in 2011, we have devoted substantially all our resources to organizing and staffing, business planning, raising capital, expanding our genome-editing platform technologies, developing our product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture, testing, and clinical trial evaluations of our product candidates. We do not have any products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses since commencement of our operations.
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock.

Our net losses for the three months ended June 30, 2024, and 2023, were $37.7 million and $29.5 million, respectively. Our net losses for the six months ended June 30, 2024, and 2023, were $78.9 million and $57.6 million, respectively. We had an accumulated deficit of $378.2 million as of June 30, 2024. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
•advance clinical trials for our CAR-T cell therapy product candidates;
•continue our current research programs and our preclinical and clinical development of our current product candidates and any other product candidates we identify and choose to develop;
•further develop our genome-editing technologies;
•acquire or in-license new technologies;
•expand, maintain, enforce, and defend our intellectual property portfolio;
•seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•establish and expand manufacturing capabilities and supply chain capacity for our product candidates;
•add operational, legal, financial, and management information systems to support growth initiatives;
•hire additional personnel as we advance our product candidates;
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

We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T cell therapy product candidates themselves. We expect to continue to rely on our CMOs for the manufacturing of our preclinical study and clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to bring certain manufacturing functions in house and/or build our own manufacturing facility in the future to provide greater flexibility and control over our clinical and commercial manufacturing needs.
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
On July 16, 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-NK platform and had reduced our workforce by 21 positions, or approximately 12%. This workforce reduction, together with other cost containment measures, is expected to extend our cash runway by at least six months into the second half of 2026, which will enable us to focus resources on our allogeneic CAR-T cell therapy platform and on rapidly advancing our four oncology and autoimmune disease clinical programs through certain milestones expected in 2024 and 2025. In connection with the workforce reduction, we will incur approximately $0.5 million to $1.0 million in costs, consisting primarily of cash severance costs, benefits, and transition support services for impacted employees, which we expect to recognize in the third quarter of 2024.
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
To date, all our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $3.5 million and $3.8 million for the three months ended June 30, 2024, and 2023, respectively, and $5.9 million and $7.3 million for the six months ended June 30, 2024, and 2023, respectively. See Notes 4, 5, and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
The successful development of our CAR-T cell therapy product candidates, as well as other potential future product candidates, is highly uncertain. Accordingly, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of preclinical studies, clinical trials, and development of our product candidates will depend on a variety of factors, including:
•sufficiency of our financial and other resources;
•acceptance of our CRISPR chRDNA genome-editing technology and other new technologies we may develop or in-license;
•the ability to develop differentiating features so that our products have a competitive edge;
•establishment, maintenance, enforcement, and defense of our patents and other intellectual property rights;
•the ability to not infringe, misappropriate, or otherwise violate third-party intellectual property rights;
•clearance of IND applications to initiate clinical trials on new product candidates;
•successful enrollment in, and completion of, our clinical trials on our product candidates;
•generation of data from our clinical trials that support an acceptable risk-benefit profile of our product candidates for the intended patient populations and that demonstrate safety and efficacy;
•entry into collaborations to further the development of our product candidates or for the development of new product candidates;
•maintenance of, and compliance with, our agreements with CMOs and suppliers for clinical and commercial supplies and scaling up manufacturing processes and capabilities to support our clinical trials;
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

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$395	$743	$4,054	$1,173
Services provided by CROs, CMOs, and other third parties that conduct preclinical studies and clinical trials on our behalf	$12,059	$10,138	24,155	20,417
Other research and development expenses	$9,202	$4,110	14,410	8,829
Total external costs	$21,656	$14,991	42,619	30,419
Internal costs:
Personnel-related expenses	$10,493	$8,930	20,475	16,866
Facilities and other allocated expenses	$3,331	$2,582	6,174	4,927
Total internal costs	$13,824	$11,512	26,649	21,793
Total research and development expenses	$35,480	$26,503	$69,268	$52,212
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended June 30, 2024, and 2023, we recorded $0.4 million and $0.7 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense. During the six months ended June 30, 2024, and 2023, we recorded $0.5 million and $1.1 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
We expect that our general and administrative expenses will increase in the future as a result of expanding our operations, including preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash and marketable securities and the change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under our Exclusive License Agreement, dated November 13, 2020, with MSKCC (“MSKCC Agreement”).

Results of Operations
Comparison of the Three Months Ended June 30, 2024, and 2023
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Licensing and collaboration revenue	$3,464	$3,755	$(291)
Operating expenses:
Research and development	35,480	26,503	8,977
General and administrative	11,485	10,120	1,365
Total operating expenses	46,965	36,623	10,342
Loss from operations	(43,501)	(32,868)	(10,633)
Other income (expense):
Change in fair value of equity securities	(102)	22	(124)
Change in fair value of the MSKCC success payments liability	1,795	279	1,516
Other income, net	4,111	3,048	1,063
Total other income	5,804	3,349	2,455
Net loss	$(37,697)	$(29,519)	$(8,178)
Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased by $0.3 million to $3.5 million for the three months ended June 30, 2024, from $3.8 million for the three months ended June 30, 2023. This decrease primarily relates to a decrease of $1.4 million of revenue recognized under the now-terminated Collaboration and License Agreement, dated February 9, 2021 (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”), partially offset by (i) an increase of $0.6 million in revenue recognized under our Information Rights Agreement with Pfizer Inc. (“Pfizer”), dated June 29, 2023; and (ii) a net increase of $0.5 million in revenue recognized under our agreements with Edge Animal Health (“Edge”), driven by (a) an increase of $1.6 million related to the Exclusive License Agreement for Veterinary Therapeutics (as amended, the “Edge chRDNA License Agreement”) with Edge, partially offset by (b) a decrease of $1.2 million related to the Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (the “Edge Cas9 License Agreement”) with Edge.
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$1,374	$(1,374)
Edge Animal Health, related party	1,623	1,150	$473
Pfizer, related party	622	—	$622
Other licensees	1,219	1,231	(12)
Total licensing and collaboration revenue	$3,464	$3,755	$(291)
Research and Development Expenses
Research and development expenses increased by $9.0 million to $35.5 million for the three months ended June 30, 2024, from $26.5 million for the three months ended June 30, 2023. This increase was primarily related to (i) an increase of $5.1 million in other research and development expenses to advance preclinical and clinical research for our programs, as well as other consulting services related to research and development; (ii) a net increase of $1.9 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by (a) an increase of $3.6 million in CRO activities for clinical trials, partially offset by (b) a decrease of $1.7 million due to timing of CMO activities; (iii) an increase of $1.6 million in personnel-related expenses, including stock-based compensation, due to headcount increases; and (iv) an increase of $0.8 million in other facilities and allocated expenses; partially offset by a decrease of $0.4 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses increased by $1.4 million to $11.5 million for the three months ended June 30, 2024, from $10.1 million for the three months ended June 30, 2023. This increase was primarily related to increases of $1.3 million in personnel-related expenses, including stock-based compensation, due to headcount increases and $0.8 million in legal, and other service-related expenses; partially offset by a decrease of $0.6 million in patent prosecution and maintenance costs.
Total Other Income
Total other income increased by $2.5 million for three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $1.8 million and $0.3 million, for the three months ended June 30, 2024, and 2023, respectively.
Other income, net increased by $1.1 million during the three months ended June 30, 2024, compared to June 30, 2023. The increase primarily relates to a $1.0 million increase in interest income earned from marketable securities.
Comparison of the Six Months Ended June 30, 2024, and 2023
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Licensing and collaboration revenue	$5,893	$7,257	$(1,364)
Operating expenses:
Research and development	69,268	52,212	17,056
General and administrative	26,128	19,029	7,099
Total operating expenses	95,396	71,241	24,155
Loss from operations	(89,503)	(63,984)	(25,519)
Other income (expense):
Change in fair value of equity securities	(102)	7	(109)
Change in fair value of the MSKCC success payments liability	2,098	534	1,564
Other income, net	8,576	5,880	2,696
Total other income	10,572	6,421	4,151
Net loss	$(78,931)	$(57,563)	$(21,368)
Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased by $1.4 million to $5.9 million for the six months ended June 30, 2024, from $7.3 million for the six months ended June 30, 2023. This decrease primarily relates to a decrease of $3.0 million recognized under the now-terminated AbbVie Agreement, partially offset by (i) an increase of $1.2 million in revenue recognized under our Information Rights Agreement with Pfizer, dated June 29, 2023; and (ii) a net increase of $0.5 million in revenue recognized under our agreements with Edge, driven by (a) an increase of $1.6 million related to the Edge chRDNA License Agreement, partially offset by (b) a decrease of $1.2 million related to the Edge Cas9 License Agreement.

The following table summarizes our revenue by licensee for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$2,983	$(2,983)
Edge Animal Health, related party	1,623	1,150	$473
Pfizer, related party	1,243		1,243
Other licensees	3,027	3,124	(97)
Total licensing and collaboration revenue	$5,893	$7,257	$(1,364)
Research and Development Expenses
Research and development expenses increased by $17.1 million to $69.3 million for the six months ended June 30, 2024, from $52.2 million for the six months ended June 30, 2023. This increase was primarily related to (i) an increase of $5.6 million in other research and development expenses to advance preclinical and clinical research for our programs, as well as other consulting services related to research and development; (ii) a net increase of $3.7 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by (a) an increase of $9.1 million in CRO activities for clinical trials, partially offset by (b) a decrease of $5.4 million due to timing of CMO activities; (iii) an increase of $3.6 million in personnel-related expenses, including stock-based compensation, due to headcount increases; (iv) an increase of $2.9 million in expenses related to licenses, sublicensing revenue, and milestones; and (v) an increase of $1.3 million in other facilities and allocated expenses.
General and Administrative Expenses
General and administrative expenses increased by $7.1 million to $26.1 million for the six months ended June 30, 2024, from $19.0 million for the six months ended June 30, 2023. This increase was primarily related to increases of $5.7 million in legal, and other service-related expenses, including $3.9 million of accrued securities litigation settlement costs and $2.6 million in personnel-related expenses, including stock-based compensation, due to headcount increases; partially offset by a decrease of $1.1 million patent prosecution and maintenance costs.
Total Other Income
Total other income increased by $4.2 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $2.1 million and $0.5 million, for the six months ended June 30, 2024, and 2023, respectively.
Other income, net increased by $2.7 million during the six months ended June 30, 2024, compared to June 30, 2023. The increase primarily relates to a $2.7 million increase in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our capital stock, including sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds through 2021, from our initial public offering (“IPO”) in 2021, which generated approximately $321.0 million in net proceeds and from an underwritten follow-on public offering in 2023, which generated approximately $134.4 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock through 2020. Additionally, we received a $25.0 million equity investment from Pfizer through a private placement transaction in June 2023. Through June 30, 2024, we received approximately $98.2 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $36.7 million that was received from AbbVie under the now-terminated AbbVie Agreement.

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
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. As of June 30, 2024, we have sold 1,762,806 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.32 for aggregate gross proceeds of $12.9 million ($12.3 million net of offering expenses).
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
As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $311.8 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our license agreements, as described in Note 8 and in Notes 4 and 9, respectively, to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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
•the clinical development plans we establish for our product candidates;
•the number and characteristics of the new product candidates that we develop;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•whether we enter into any collaboration agreements and the terms of any such agreements;
•the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
•the extent to which we acquire or in-license other product candidates and/or new technologies;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against our products after we receive regulatory approval;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale outsourced manufacturing activities;
•the cost and timing of completion of clinical-scale and commercial-scale internal manufacturing activities, if we elect to conduct these activities ourselves;
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
Cash Flows
Comparison of the Six Months Ended June 30, 2024, and 2023
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cash used in operating activities	$(70,069)	$(43,124)	$(26,945)
Cash provided by investing activities	44,156	31,767	12,389
Cash provided by financing activities	12,617	19,213	(6,596)
Net (decrease) increase in cash, and cash equivalents	$(13,296)	$7,856	$(21,152)
Cash Used in Operating Activities
Net cash used in operating activities was $70.1 million and $43.1 million for the six months ended June 30, 2024, and 2023, respectively.
Cash used in operating activities for the six months ended June 30, 2024, was primarily due to our net loss of $78.9 million, adjusted by non-cash charges of $6.9 million and net changes in our operating assets and liabilities of $2.0 million. Our non-cash charges were primarily comprised of (i) $8.7 million of stock-based compensation, (ii) $1.6 million of depreciation and amortization expense, (iii) $1.6 million of acquired in-process research and development, and (iv) non-cash lease expense of $1.0 million; which were partially offset by (i) accretion of discounts on our marketable securities investments of $2.5 million, (ii) change in the fair value of the MSKCC success payments liability of $2.1 million, and (iii) non-cash consideration for licensing and collaboration revenue of $1.6 million. The changes in our operating assets and liabilities were primarily due to (i) decreases in other receivables of $0.6 million and $0.5 million in contract assets, and (ii) increases of $2.8 million in accrued expenses and other current liabilities and $0.4 million in accounts payable; partially offset by (i) an increase in prepaid expenses and other current assets of $0.2 million and (ii) decreases of $1.5 million in deferred revenue, current and long-term and $0.3 million in operating lease liabilities.
Cash used in operating activities for the six months ended June 30, 2023, was primarily due to our net loss of $57.6 million, adjusted by non-cash charges of $4.7 million and net changes in our operating assets and liabilities of $9.7 million. Our non-cash charges were primarily comprised of (i) $6.7 million of stock-based compensation, (ii) $1.2 million of depreciation and amortization expense, and (iii) non-cash lease expense of $1.0 million; which were partially offset by (i) amortization of investment premiums of $3.6 million, and (ii) change in the fair value of the MSKCC success payments liability of $0.5 million. The changes in our operating assets and liabilities were due to (i) decreases in prepaid expenses and other current assets of $2.4 million, contract assets of $0.8 million, and other receivables of $0.7 million, and (ii) increases of $5.2 million in deferred revenue (including $7.5 million related to the Pfizer Investment) and $2.0 million in accounts payable; partially offset by (i) an increase of $0.6 million in accounts receivable, and (ii) decreases of $0.5 million in operating lease liabilities and $0.4 million in accrued expenses and other current liabilities.
Cash Provided by Investing Activities
During the six months ended June 30, 2024, and 2023, cash provided by investing activities was $44.2 million, and $31.8 million, respectively.
Cash provided by investing activities for the six months ended June 30, 2024, was primarily due to proceeds from the sales and maturities of marketable securities of $204.9 million, partially offset by purchases of marketable securities of $155.4 million, in-process research and development of $1.6 million, and property and equipment of $3.7 million.
Cash provided by investing activities for the six months ended June 30, 2023, was primarily due to proceeds from the sales and maturities of marketable securities of $171.0 million, partially offset by purchases of marketable securities of $134.7 million and property and equipment of $4.6 million.
Cash Provided by Financing Activities
During the six months ended June 30, 2024, and 2023, cash provided by financing activities was $12.6 million and $19.2 million, respectively.
Cash provided by financing activities for the six months ended June 30, 2024, was primarily due to net proceeds from our at-the-market equity offering program of $11.3 million, the purchases of common stock under the 2021 Employee Stock Purchase Plan (“ESPP”) of $0.7 million, and the exercise of stock options of $0.6 million.
Cash provided by financing activities for the six months ended June 30, 2023, was primarily due to $17.5 million of gross proceeds allocated to the issuance of common stock in connection with the Pfizer Investment, net proceeds from our at-the-market equity offering program of $1.0 million, and the exercise of stock options and purchases of common stock under the ESPP of $0.8 million.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the six months ended June 30, 2024. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 4:23-cv-01742-YGR (“Bergman Case”). The Bergman complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million in exchange for a full release of the putative class’s claims against us and all of our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. The parties filed a settlement agreement with the court on June 26, 2024, which the court must approve before settlement is final.
On March 22, 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., Case Number T23-1084 (“Lowry Case”). The Lowry Case challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act. The allegations and claims in the Lowry Case are substantially similar to the Securities Act claims asserted in the Bergman Case. On April 26, 2023, we filed a motion to stay the Lowry Case during the pendency of the parallel federal court litigation in the Bergman Case, and, on July 11, 2023, our motion to stay was denied. On September 11, 2023, plaintiff filed an amended complaint making substantially the same allegations as the original complaint. On November 9, 2023, we filed a motion to dismiss the amended complaint on the grounds that our certification of incorporation mandates that Securities Act claims against us be brought in federal court. On February 28, 2024, the court granted our motion to dismiss, and, on April 15, 2024, the court entered an order of dismissal.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities for the Three Months Ended June 30, 2024

There were no unregistered sales of equity securities during the three months ended June 30, 2024.
Use of Proceeds from our IPO
The net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses of $28.6 million, were $321.0 million. We are holding a significant portion of the remaining balance of the net proceeds from our IPO in money market mutual funds, U.S. Treasury bills, corporate debt securities, and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from our IPO described in the final prospectus for our IPO filed on July 23, 2021 with the SEC pursuant to Rule 424(b)(4) of the Securities Act.

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

10.1+*	Amendment to the Officer Employment Agreement, dated July 27, 2021, by and between the Registrant and Steven B. Kanner, Ph.D.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________
*Filed herewith.
**Furnished herewith.
+     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: August 6, 2024	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Jason V. O'Byrne
Jason V. O’Byrne
Chief Financial Officer (Principal Financial Officer)