Form 10-Q
period 2024-09-30
Caribou Biosciences, Inc.
filed 2024-11-06
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 90,552,687 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,970	$51,162
Marketable securities, short-term	196,208	277,665
Accounts receivable	184	148
Contract assets	798	1,425
Other receivables	1,683	2,286
Prepaid expenses and other current assets	6,583	6,155
Total current assets	237,426	338,841
NON-CURRENT ASSETS
Investments in equity securities	9,272	7,753
Marketable securities, long-term	52,837	43,577
Property and equipment, net	19,565	18,270
Operating lease, right of use assets	20,493	22,182
Other assets	4,741	1,586
TOTAL ASSETS	$344,334	$432,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,704	$3,120
Accrued expenses and other current liabilities	25,448	21,135
Operating lease liabilities, current	1,178	1,200
Deferred revenue ($2,487 from related party as of September 30, 2024, and December 31, 2023)	2,829	2,847
Total current liabilities	32,159	28,302
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($1,865 and $3,730 from related party as of September 30, 2024, and December 31, 2023, respectively)	3,947	6,102
MSKCC success payments liability	1,005	2,939
Operating lease liabilities, non-current	25,463	25,908
Deferred tax liabilities	557	557
Total liabilities	63,131	63,808
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at September 30, 2024, and December 31, 2023; 90,552,687 and 88,448,948 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	9	8
Additional paid-in-capital	693,305	667,648
Accumulated other comprehensive income	789	30
Accumulated deficit	(412,900)	(299,285)
Total stockholders’ equity	281,203	368,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,334	$432,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Licensing and collaboration revenue (including $622 and $3,488 for three and nine months ended September 30, 2024, respectively, and $622 and $1,772 for three and nine months ended September 30, 2023, respectively, from related parties)	$2,024	$23,662	$7,917	$30,919
Operating expenses:
Research and development	30,421	28,584	99,689	80,796
General and administrative	9,841	9,711	35,969	28,740
Total operating expenses	40,262	38,295	135,658	109,536
Loss from operations	(38,238)	(14,633)	(127,741)	(78,617)
Other income:
Change in fair value of equity securities	(14)	(4)	(116)	3
Change in fair value of the MSKCC success payments liability	(164)	(139)	1,934	395
Other income, net	3,732	4,774	12,308	10,654
Total other income	3,554	4,631	14,126	11,052
Net loss	(34,684)	(10,002)	(113,615)	(67,565)
Other comprehensive income:
Net unrealized gain on available-for-sale marketable securities, net of tax	1,108	155	759	537
Net comprehensive loss	$(33,576)	$(9,847)	$(112,856)	$(67,028)
Net loss per share, basic and diluted	$(0.38)	$(0.12)	$(1.26)	$(0.98)
Weighted-average common shares outstanding, basic and diluted	90,455,900	83,783,992	90,034,799	68,878,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2023	88,448,948	$8	$667,648	$30	$(299,285)	$368,401
Issuances of common stock under ESPP	122,035	—	667	—	—	667
Issuances of common stock on exercises of options	134,347	—	489	—	—	489
Issuances of common stock in connection with our ATM offering, net of offering expenses	1,594,171	1	11,329	—	—	11,330
Issuances of common stock upon vesting of RSUs	15,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,988	—	—	3,988
Net loss	—	—	—	—	(41,234)	(41,234)
Other comprehensive loss	—	—	—	(352)	—	(352)
BALANCE—March 31, 2024	90,314,501	$9	$684,121	$(322)	$(340,519)	$343,289
Issuances of common stock under ESPP	400	—	2	—	—	2
Issuances of common stock on exercises of options	47,870	—	129	—	—	129
Stock-based compensation expense	—	—	4,738	—	—	4,738
Net loss	—	—	—	—	(37,697)	(37,697)
Other comprehensive income	—	—	—	3	—	3
BALANCE—June 30, 2024	90,362,771	$9	688,990	$(319)	$(378,216)	$310,464
Issuances of common stock under ESPP	138,743	—	246	—	—	246
Issuances of common stock upon vesting of RSUs	51,173	—	—	—	—	—
Stock-based compensation expense	—	—	4,069	—	—	4,069
Net loss	—	—	—	—	(34,684)	(34,684)
Other comprehensive income	—	—	—	1,108	—	1,108
BALANCE—September 30, 2024	90,552,687	$9	$693,305	$789	$(412,900)	$281,203

BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuances of common stock under ESPP	70,271	—	404	—	—	404
Issuances of common stock on exercises of options	55,433	—	115	—	—	115
Issuances of common stock in connection with our ATM offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Stock-based compensation expense	—	—	3,131	—	—	3,131
Net loss	—	—	—	—	(28,044)	(28,044)
Other comprehensive income	—	—	—	788	—	788
BALANCE—March 31, 2023	61,323,523	$6	$504,255	$(730)	$(225,259)	$278,272
Issuances of common stock on exercises of options	86,085	—	236	—	—	236
Issuances of common stock pursuant to private placement with Pfizer	4,690,431	—	17,290	—	—	17,290
Stock-based compensation expense	—	—	3,585	—	—	3,585
Net loss	—	—	—	—	(29,519)	(29,519)
Other comprehensive loss	—	—	—	(406)	—	(406)
BALANCE—June 30, 2023	66,100,039	$6	$525,366	$(1,136)	$(254,778)	$269,458
Issuances of common stock under ESPP	68,183	—	382	—	—	382
Issuances of common stock on exercises of options	83,407	—	372	—	—	372
Issuances of common stock upon vesting of RSUs	63,596	—	—	—	—	—
Issuances of common stock in connection with follow-on public offering, net of offering expenses	22,115,384	2	134,423	—	—	134,425
Stock-based compensation expense	—	—	3,478	—	—	3,478
Net loss	—	—	—	—	(10,002)	(10,002)
Other comprehensive income	—	—	—	155	—	155
BALANCE—September 30, 2023	88,430,609	$8	$664,021	$(981)	$(264,780)	$398,268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,615)	$(67,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,743	2,785
Loss (gain) on disposal of fixed assets	4	(34)
Non-cash consideration for licensing and collaboration revenue	(1,634)	(61)
Change in fair value of equity securities	116	(3)
Stock-based compensation expense	12,795	10,194
Change in fair value of MSKCC success payments liability	(1,934)	(395)
Acquired in-process research and development	1,625	—
Accretion of discounts on investments in marketable securities, net	(3,708)	(6,042)
Non-cash lease expense	1,690	1,551
Changes in operating assets and liabilities:
Accounts receivable	(36)	(931)
Contract assets	628	588
Other receivables	603	(130)
Prepaid expenses and other current assets	(428)	852
Other assets	(3,155)	(30)
Accounts payable	(125)	1,089
Accrued expenses and other current liabilities	4,341	2,848
Deferred revenue, current and long-term	(2,173)	(16,337)
Operating lease liabilities	(467)	(291)
Net cash used in operating activities	(102,730)	(71,912)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	325,553	283,193
Purchases of marketable securities	(248,889)	(310,566)
Purchases of property and equipment	(4,362)	(9,336)
Payments to acquire in-process research and development	(1,625)	—
Net cash provided by (used in) investing activities	70,677	(36,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public follow-on public offering, net of offering expenses	—	134,536
Proceeds from issuances of common stock pursuant to private placement with Pfizer	—	17,290
Proceeds from exercises of stock options	619	1,508
Proceeds from issuances of common stock under ESPP	913	—
Proceeds from issuances of common stock related to our ATM, net of offering expenses	11,329	1,007
Net cash provided by financing activities	12,861	154,341
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(19,192)	45,720
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	51,208	58,384
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$32,016	$104,104
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$31,970	$104,058
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$32,016	$104,104

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$170

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$373	$556
Offering costs included in accrued expenses	$—	$113
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $412.9 million as of September 30, 2024. During the nine months ended September 30, 2024, we incurred a net loss of $113.6 million and used $102.7 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $281.0 million as of September 30, 2024, will be sufficient to fund our current operating plan for at least the next 12 months from the date of this Quarterly Report on Form 10-Q (“Form 10-Q”).
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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Nine Months Ended		As of September 30, 2024	As of December 31, 2023
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Licensee A	34.9%	*	24.2%	*	68.5%	47.5%
Licensee B	*	90.8%	*	79.1%	*	*
Licensee C	30.7%	*	23.6%	*	*	*
Licensee D	*	*	20.5%	*	*	*
Licensee E	14.0%	*	*	*	*	*
Licensee F	11.2%	*	*	*	*	*
Licensee G	*	*	*	*	15.9%	*
Total	90.8%	90.8%	68.3%	79.1%	84.4%	47.5%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of September 30, 2024, or December 31, 2023.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new guidance and do not expect that the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements.
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
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 1 or Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs including, in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security valuation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the nine months ended September 30, 2024, and 2023. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.

The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($5,596 included in cash and cash equivalents)	$193,812	$193,812	$—	$—
U.S. government agency bonds ($3,973 included in cash and cash equivalents)	31,515	—	31,515	—
Commercial paper ($5,990 included in cash and cash equivalents)	30,203	—	30,203	—
Money market fund investments (included in cash and cash equivalents)	16,411	16,411	—	—
Corporate debt securities	9,074	—	9,074	—
Total fair value of assets	$281,015	$210,223	$70,792	$—
Liabilities:
MSKCC success payments liability	$1,005	$—	$—	$1,005
Total fair value of liabilities	$1,005	$—	$—	$1,005

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,439	$262,439	$—	$—
Commercial paper ($9,759 included in cash and cash equivalents)	40,373	—	40,373	—
U.S. government agency bonds	40,185	—	40,185	—
Money market fund investments (included in cash and cash equivalents)	17,876	17,876	—	—
Corporate debt securities	11,531	—	11,531	—
Total fair value of assets	$372,404	$280,315	$92,089	$—
Liabilities:
MSKCC success payments liability	$2,939	$—	$—	$2,939
Total fair value of liabilities	$2,939	$—	$—	$2,939

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of September 30, 2024, and December 31, 2023, are presented in the following tables (in thousands):

	As of September 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($5,596 included in cash and cash equivalents)	$193,198	$617	$(3)	$193,812
U.S. government agency bonds ($3,973 included in cash and cash equivalents)	31,380	136	(1)	31,515
Commercial paper ($5,990 included in cash and cash equivalents)	30,173	32	(2)	30,203
Money market fund investments (included in cash equivalents)	16,411	—	—	16,411
Corporate debt securities	9,064	10	—	9,074
Total cash equivalents and marketable securities	$280,226	$795	$(6)	$281,015

Classified as:
Cash and cash equivalents				$31,970
Marketable securities, short-term				196,208
Marketable securities, long-term				52,837
Total cash equivalents and marketable securities				$281,015

	As of December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,328	$331	$(220)	$262,439
Commercial paper ($9,759 included in cash and cash equivalents)	40,386	—	(13)	40,373
U.S. government agency bonds	40,295	1	(111)	40,185
Money market fund investments (included in cash equivalents)	17,876	—	—	17,876
Corporate debt securities	11,489	50	(8)	11,531
Total cash equivalents and marketable securities	$372,374	$382	$(352)	$372,404

Classified as:
Cash and cash equivalents				$51,162
Marketable securities, short-term				277,665
Marketable securities, long-term				43,577
Total cash equivalents and marketable securities				$372,404
The following table presents the fair value of available-for-sale marketable securities by contractual maturities (in thousands):

September 30, 2024
Due in less than one year	$196,208
Due in one to five years	52,837
Total	$249,045

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2023	$2,939
Change in fair value	(1,934)
Balance at September 30, 2024	$1,005
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income until the success payments liability is paid or expires. We recorded a $0.2 million and $0.1 million change in the fair value of the MSKCC success payments liability as a loss in other income in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024, and 2023, respectively. We recorded a $1.9 million and $0.4 million change in the fair value of the MSKCC success payments liability as a gain in other income in our unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024, and 2023, respectively.
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
As of September 30, 2024, we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $1.96 per share.
4. Significant Agreements
Since December 31, 2023, there have been no material changes to the key terms of our significant agreements. For further information regarding our significant agreements, see Note 4 to the consolidated financial statements included in our Form 10-K.
During the three months ended September 30, 2023, we recognized $21.5 million in revenue associated with the now-terminated Collaboration and License Agreement, dated February 9, 2021 (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). During the nine months ended September 30, 2023, we recognized $24.5 million in revenue under the AbbVie Agreement. No revenue was recognized under the AbbVie Agreement during each of the three- and nine-month periods ended September 30, 2024, as the AbbVie Agreement was terminated effective October 25, 2023. As of September 30, 2024, and December 31, 2023, we had no amounts recorded in accounts receivable, contract assets, or deferred revenue in our consolidated balance sheets related to the AbbVie Agreement.
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
For the three months ended September 30, 2024, and 2023, we recorded $0.2 million and $0.4 million, respectively, as research and development expense in our unaudited condensed consolidated statements of operations and comprehensive loss related to our license agreements. For the nine months ended September 30, 2024, and 2023, we recorded $1.8 million and $1.2 million, respectively, as research and development expense in our unaudited condensed consolidated statements of operations and comprehensive loss related to our significant agreements. For the three months ended September 30, 2024, and 2023, we recorded $0.1 million and $0.4 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.4 million and $0.1 million, respectively. For the nine months ended September 30, 2024, and 2023, we recorded $0.5 million and $2.2 million, respectively, as general and administrative expense for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.9 million and $1.3 million, respectively.
As of September 30, 2024, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $159.9 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$1,657	$23,285	$7,370	$30,416
Rest of world	367	377	547	503
Total	$2,024	$23,662	$7,917	$30,919
During the three months ended September 30, 2024, we recognized $1.4 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
During the three months ended September 30, 2023, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $22.1 million of revenue related to performance obligations satisfied over time that included $21.5 million in licensing and collaboration revenue associated with the now-terminated AbbVie Agreement.
During the nine months ended September 30, 2024, we recognized $6.0 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.9 million of revenue related to performance obligations satisfied over time.
During the nine months ended September 30, 2023, we recognized $5.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $25.1 million of revenue related to performance obligations satisfied over time which included $24.5 million in licensing and collaboration revenue associated with the now-terminated AbbVie Agreement.

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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of September 30, 2024, and December 31, 2023, our deferred revenue balance primarily resulted from the upfront payment received relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities during the nine months ended September 30, 2024 (in thousands):

	Balance as of December 31, 2023	Additions	Deductions	Balance as of September 30, 2024
Accounts receivable	$148	$4,757	$(4,721)	$184

Contract assets:
Unbilled accounts receivable	$1,425	$2,663	$(3,290)	$798

Contract liabilities:
Deferred revenue, current and long-term	$8,949	$1,250	$(3,423)	$6,776
During the nine months ended September 30, 2024, and 2023, we recognized $2.2 million and $23.2 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of September 30, 2024, was approximately $6.8 million. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Patent cost reimbursements	$936	$1,403
Accrued interest on marketable securities	747	702
Other	—	181
Total	$1,683	$2,286
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid contract manufacturing and clinical costs	$3,279	$3,942
Prepaid insurance	1,100	993
Other	2,204	1,220
Total	$6,583	$6,155
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$18,276	$15,581
Leasehold improvements	11,493	2,235
Computer equipment	906	895
Furniture and equipment	697	499
Construction in progress	—	8,204
Total property and equipment, gross	31,372	27,414
Less: accumulated depreciation and amortization	(11,807)	(9,144)
Property and equipment, net	$19,565	$18,270
Depreciation and amortization expenses related to property and equipment were $1.1 million and $1.6 million for the three months ended September 30, 2024, and 2023, respectively. Depreciation and amortization expenses related to property and equipment were $2.7 million and $2.8 million, for the nine months ended September 30, 2024, and 2023, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$12,150	$8,720
Accrued employee compensation and related expenses	7,087	9,517
Accrued securities litigation settlement	3,900	—
Accrued patent expenses	839	613
Accrued expenses related to sublicensing revenues	483	802
Credit card liability	16	377
Other	973	1,106
Total	$25,448	$21,135

7. Related Party Transactions
Since December 31, 2023, there have been no new related party transactions, except as set forth below. For further information regarding our related parties, see Note 7 to the consolidated financial statements included in our Form 10-K.
Pfizer Investment
During the three months ended September 30, 2024, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under ASC Topic 606. During the nine months ended September 30, 2024, we recognized $1.9 million of revenue from Pfizer. During each of the three- and nine-month periods ended September 30, 2023, we recognized $0.6 million of revenue from Pfizer. As of September 30, 2024, there was approximately $4.4 million of related party deferred revenue ($2.5 million included in current liabilities and $1.9 million included in long-term liabilities) related to our performance obligation to Pfizer. As of December 31, 2023, there was approximately $6.2 million of related party deferred revenue ($2.5 million included in current liabilities and $3.7 million included in long-term liabilities) related to our performance obligation to Pfizer.
Edge Animal Health
In June 2024, we received additional shares of convertible preferred stock pursuant to anti-dilution rights associated with the Exclusive License Agreement for Veterinary Therapeutics (as amended, “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a private company and related party. Edge issued 1,623,275 shares of convertible preferred stock to us with an estimated fair value of $1.6 million, based on management’s best estimate and judgment. The Edge chRDNA License Agreement is a contract with a customer under ASC 606. We did not recognize any revenue in connection with the Edge chRDNA License Agreement during the three months ended September 30, 2024. We recognized $1.6 million as revenue during the nine months ended September 30, 2024. We did not recognize any revenue in connection with the Edge chRDNA License Agreement in 2023.
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
8. Leases
Operating Lease Obligations
As of September 30, 2024, we had operating leases for our laboratory and office spaces in Berkeley, California, consisting of approximately 75,000 square feet, with remaining lease terms up to 7.8 years. Certain of our laboratory and office space lease agreements include options to extend the terms for a period of five years and also contain provisions for future rent increases. In addition to base rent, we pay our share of operating expenses and taxes.
The components of lease costs, which are included in our unaudited condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost(1)	$1,950	$1,937	$5,822	$5,749
Short-term lease cost	63	63	188	188
Total lease cost	$2,013	$2,000	$6,010	$5,937
(1)Includes $0.7 million of variable lease cost related to operating expenses and taxes for each of the three- month periods ended September 30, 2024, and September 30, 2023. Includes $2.0 million and $1.9 million of variable lease cost related to operating expenses and taxes for the nine months ended September 30, 2024, and 2023, respectively.

Supplemental information related to our leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,624	$2,597
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for our corporate laboratory and office leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years)	6.7	7.4
Weighted-average discount rate	11.3%	11.3%
The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of September 30, 2024 (in thousands):

Remainder of 2024(1)	$797
2025	4,411
2026	5,720
2027	5,922
2028	6,122
Thereafter	15,993
Total future undiscounted lease payments	38,965
Less imputed interest	(12,324)
Total discounted lease payments	26,641
Less current portion of lease liability	(1,178)
Noncurrent portion of lease liability	$25,463
(1)Reflects an offset of $0.3 million related to incentives expected to be received in 2024.
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
Some of these agreements also include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of September 30, 2024, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of September 30, 2024, and December 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.

Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.

On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 23-cv-01742 (“Bergman Case”). The Bergman complaint challenged disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On September 18, 2023, plaintiffs filed an amended complaint adding the initial public offering (“IPO”) underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million, which was included in general and administrative expense for the three months ended March 31, 2024, in exchange for a full release of the putative class’s claims against us and all our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. The parties filed a settlement agreement with the court on June 26, 2024, and, on October 15, 2024, the court issued an order preliminarily approving the settlement and setting a final settlement approval hearing for February 18, 2025.
10. Common Stock
Common stock reserved for future issuances consisted of the following:

	As of September 30, 2024	As of December 31, 2023
Stock options, issued and outstanding	11,611,364	9,410,404
Stock options, authorized for future issuances	6,827,620	5,952,012
Stock available under ESPP	2,139,666	1,516,355
Unvested RSUs and PSUs	1,302,846	205,357
Total common stock reserved for future issuances	21,881,496	17,084,128
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
At-the-market Equity Offering Program
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, through Jefferies as sales agent, we may from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the Shelf Registration Statement. As of September 30, 2024, we have sold 1,762,806 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.32 for aggregate gross proceeds of $12.9 million ($12.3 million net of offering expenses).

11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of September 30, 2024, we had 6,827,620 shares available for issuance under the 2021 Plan.
The following table summarizes stock option activity under our equity incentive plans during the nine months ended September 30, 2024:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding at December 31, 2023	9,410,404	$8.03	8.0	$6,432
Options granted	3,528,702	5.97
Options exercised	(182,217)	3.39
Options cancelled or forfeited	(1,145,525)	8.35
Outstanding at September 30, 2024	11,611,364	$7.44	7.4	$41
Exercisable at September 30, 2024	5,810,961	$8.03	6.1	$41
Vested and expected to vest at September 30, 2024	11,611,364	$7.44	7.4	$41
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended September 30, 2024, and 2023, we granted 391,525 and 384,095 stock options to employees with a weighted average grant date fair value of $1.49 and $3.64, respectively. During the nine months ended September 30, 2024, and 2023, we granted 3,528,702 and 3,406,801 stock options to employees with a weighted average grant date fair value of $4.09 and $3.91, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Volatility	75.8%	74.2% to 74.6%	75.7% to 75.9%	74.2% to 75.0%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	3.7% to 3.8%	4.1% to 4.6%	3.7% to 4.5%	3.5% to 4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2024, there was $24.5 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units
During the nine months ended September 30, 2024, we granted 1,342,842 restricted stock units (“RSUs”) to employees, and we did not grant any performance-based RSUs (“PSUs”) to employees under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of September 30, 2024, was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2024	205,357	$8.49
Granted	1,342,842	5.71
Vested	(66,173)	10.07
Forfeited	(179,180)	7.17
Unvested, September 30, 2024	1,302,846	$5.73
On August 22, 2022, we granted PSUs to our executive officers, which will vest contingent upon the achievement of a clinical milestone for CB-010 during a performance period ending December 31, 2024, and the executive officer’s continued employment during the performance period. As of September 30, 2024, the achievement of this milestone was not considered probable and, therefore, no stock-based compensation was recorded.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $5.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years. As of September 30, 2024, there was approximately $0.4 million of unrecognized stock-based compensation expense related to unvested PSUs.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 468,745 shares of common stock under the ESPP as of September 30, 2024. We recorded $0.1 million in accrued liabilities related to contributions withheld as of September 30, 2024.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,638	$1,464	$5,248	$4,324
General and administrative	2,431	2,014	7,547	5,870
Total	$4,069	$3,478	$12,795	$10,194
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$3,530	$3,188	$10,909	$9,188
ESPP	80	96	309	427
RSUs	459	194	1,577	579
Total	$4,069	$3,478	$12,795	$10,194
12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Tax Code”). Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the nine months ended September 30, 2024, and 2023, we contributed $0.9 million and $0.8 million, respectively, to our 401(k) plan.
13. Income Taxes
No income tax expense was recorded during each of the three- and nine-month periods ended September 30, 2024, and 2023 due to our operating losses.
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(34,684)	$(10,002)	$(113,615)	$(67,565)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	90,455,900	83,783,992	90,034,799	68,878,921
Net loss per share, basic and diluted	$(0.38)	$(0.12)	$(1.26)	$(0.98)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30, 2024	As of September 30, 2023
Stock options outstanding	11,611,364	9,523,394
RSUs issued and outstanding	1,259,377	168,438
Shares committed under ESPP	304,434	134,276
	13,175,175	9,826,108
15. Restructuring Charge
On July 16, 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-NK platform and reduced our workforce by 21 positions, or approximately 12%. The workforce reduction was completed during the third quarter of 2024. As a result, we recorded a total of $0.6 million in non-recurring restructuring charges during the three months ended September 30, 2024, consisting primarily of cash severance costs, continuation of benefits, and transition support services for impacted employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2024.
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
In our ANTLER phase 1 clinical trial, 16 patients with multiple subtypes of aggressive r/r B-NHL were enrolled in the dose escalation portion of the clinical trial, and three dose levels of CB-010 were evaluated: dose level 1 (40x106 viable CAR-T cells, n=8), dose level 2 (80x106 viable CAR-T cells, n=5), and dose level 3 (120x106 viable CAR-T cells, n=3). Following the conclusion of the dose escalation portion of our ANTLER clinical trial, we began enrolling second-line (“2L”) large B cell lymphoma (“LBCL”) patients in the dose expansion phase of our ANTLER clinical trial, which is still ongoing. Dose level 2 (80x106 viable CAR-T cells) was selected as the recommended phase 2 dose (“RP2D”). In early June 2024, we presented safety, efficacy, and translational data for the first 46 patients evaluated in our ANTLER phase 1 clinical trial during a poster presentation at the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting. CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. A retrospective analysis of the ANTLER clinical trial data showed that patients who received a dose of CB-010 manufactured from a healthy donor who shared four or more matching human leukocyte antigen (“HLA”) alleles with the patient (referred to as “partial HLA matching”) demonstrated the potential for improved efficacy. Based on these data, we have begun dosing a cohort of approximately 20 2L LBCL patients to prospectively evaluate whether partial HLA matching improves patient outcomes. In addition, we are enrolling approximately 10 patients who have relapsed following any prior CD19-targeted therapy in a proof-of-concept cohort, which will also incorporate partial HLA matching. We plan to report initial data from both cohorts in the first half of 2025. Upon confirmation of improved outcomes in 2L LBCL patients receiving a partially HLA matched dose of CB-010, we expect to initiate a pivotal phase 3 clinical trial in the second half of 2025, following agreement with the U.S. Food and Drug Administration (“FDA”) on a pivotal trial design. CB-010 received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory LBCL, fast track designation for r/r B-NHL, and orphan drug designation for follicular lymphoma (“FL”) from the FDA.

We are expanding our clinical development of CB-010 to include autoimmune diseases, and we plan to evaluate CB-010 in our multicenter, open label, GALLOP phase 1 clinical trial in adult patients with lupus nephritis (“LN”) and extrarenal lupus (“ERL”), which will incorporate partial HLA matching. We expect to initiate our GALLOP clinical trial by year-end 2024. CB-010 received fast track designation for refractory systemic lupus erythematosus (“SLE”) from the FDA.

Our second product candidate, CB-011, is an allogeneic CAR-T cell therapy that is, to our knowledge, the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This strategy is designed to reduce CAR-T cell rejection by both patient T cells and natural killer (“NK”) cells to potentially enable more durable antitumor activity. CB-011 is being evaluated in our CaMMouflage phase 1 clinical trial in adult patients with relapsed or refractory multiple myeloma (“r/r MM”), and we are currently enrolling patients in the dose escalation portion of the CaMMouflage trial. Recently, we implemented a lymphodepletion regimen that includes a higher dose of cyclophosphamide than was part of the original protocol, and we plan to present initial dose escalation data from our CaMMouflage phase 1 clinical trial in the first half of 2025. CB-011 received fast track and orphan drug designations for r/r MM from the FDA.

The third product candidate from our CAR-T cell platform is CB-012, an allogeneic CAR-T cell therapy targeting CLL-1. CB-012 is, to our knowledge, the first allogeneic CAR-T cell therapy with both checkpoint disruption and immune cloaking strategies. We believe that CLL-1 is an attractive target for acute myeloid leukemia (“AML”) due to its expression on myeloid cancer cells, its enrichment on leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). CB-012 is being evaluated in our AMpLify phase 1 clinical trial in adult patients with relapsed or refractory AML (“r/r AML”), and we are currently enrolling patients in the dose escalation portion of the AMpLify phase 1 trial. We plan to provide updates on dose escalation as our AMpLify phase 1 clinical trial advances. CB-012 received fast track and orphan drug designations for r/r AML from the FDA.
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
Our net losses for the three months ended September 30, 2024, and 2023, were $34.7 million and $10.0 million, respectively. Our net losses for the nine months ended September 30, 2024, and 2023, were $113.6 million and $67.6 million, respectively. We had an accumulated deficit of $412.9 million as of September 30, 2024. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
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

We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T cell therapy product candidates themselves. We expect to continue to rely on CMOs for the manufacturing of our preclinical study and clinical trial materials, and most of our current CMOs have capabilities for commercial manufacturing. Additionally, we may decide to bring certain manufacturing functions in house and/or build our own manufacturing facility in the future to provide greater flexibility and control over our clinical and commercial manufacturing needs.
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
On July 16, 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-NK platform and had reduced our workforce by 21 positions, or approximately 12%. This workforce reduction, together with other cost containment measures, is expected to extend our cash runway by at least six months into the second half of 2026, which will enable us to focus resources on our allogeneic CAR-T cell therapy platform and on rapidly advancing our four oncology and autoimmune disease clinical programs through certain milestones expected in 2025. In connection with the workforce reduction, we recorded a total of $0.6 million in non-recurring restructuring charges during the three months ended September 30, 2024, consisting primarily of cash severance costs, continuation of benefits, and transition support services for impacted employees.
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
To date, all our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $2.0 million and $23.7 million for the three months ended September 30, 2024, and 2023, respectively, and $7.9 million and $30.9 million for the nine months ended September 30, 2024, and 2023, respectively. See Notes 4, 5, and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
For additional information about our revenue recognition policy related to our licensing and collaboration agreements, see Note 2 to the consolidated financial statements included in our Form 10-K.
For the foreseeable future, we expect substantially all our revenue will be generated from licensing and collaboration agreements.
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
Research and development activities are central to our business strategy. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our product candidates through clinical trials and later stages of development; conduct preclinical studies and clinical trials for our other product candidates; seek regulatory approvals for any product candidates that successfully complete clinical trials; and seek to identify, in-license, acquire, and/or develop additional product candidates.
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
•successful development of our internal process development and transfer to CMOs;
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
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$375	$968	$4,429	$2,141
Services provided by CROs, CMOs, and third parties that conduct preclinical studies and clinical trials on our behalf	13,060	11,928	37,215	32,345
Other research and development expenses	3,655	3,352	18,065	12,181
Total external costs	17,090	16,248	59,709	46,667
Internal costs:
Personnel-related expenses	9,869	8,836	30,344	25,702
Facilities and other allocated expenses	3,462	3,500	9,636	8,427
Total internal costs	13,331	12,336	39,980	34,129
Total research and development expenses	$30,421	$28,584	$99,689	$80,796
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the three months ended September 30, 2024, and 2023, we recorded $0.4 million and $0.2 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense. During the nine months ended September 30, 2024, and 2023, we recorded $0.9 million and $1.3 million, respectively, of patent cost reimbursements as a reduction to general and administrative expense.
We expect that our general and administrative expenses will increase in the future as a result of expanding our operations, including preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income
Other income consists primarily of interest income earned on cash and marketable securities and the change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under our Exclusive License Agreement, dated November 13, 2020, with MSKCC (“MSKCC Agreement”).

Results of Operations
Comparison of the Three Months Ended September 30, 2024, and 2023
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Licensing and collaboration revenue	$2,024	$23,662	$(21,638)
Operating expenses:
Research and development	30,421	28,584	1,837
General and administrative	9,841	9,711	130
Total operating expenses	40,262	38,295	1,967
Loss from operations	(38,238)	(14,633)	(23,605)
Other income:
Change in fair value of equity securities	(14)	(4)	(10)
Change in fair value of the MSKCC success payments liability	(164)	(139)	(25)
Other income, net	3,732	4,774	(1,042)
Total other income	3,554	4,631	(1,077)
Net loss	$(34,684)	$(10,002)	$(24,682)
Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased by $21.6 million to $2.0 million for the three months ended September 30, 2024, from $23.7 million for the three months ended September 30, 2023. This decrease was primarily related to a decrease of $21.5 million of revenue recognized under the now-terminated Collaboration and License Agreement, dated February 9, 2021 (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”).
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$21,476	$(21,476)
Pfizer, related party	622	622	—
Other licensees	1,402	1,564	(162)
Total licensing and collaboration revenue	$2,024	$23,662	$(21,638)
Research and Development Expenses
Research and development expenses increased by $1.8 million to $30.4 million for the three months ended September 30, 2024, from $28.6 million for the three months ended September 30, 2023. This increase was primarily related to (i) a net increase of $1.1 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by (a) an increase of $1.4 million in CRO activities for clinical trials; partially offset by (b) a decrease of $0.3 million due to timing of CMO activities; (ii) an increase of $1.0 million in personnel-related expenses, including stock-based compensation, primarily due to severance and other related expenses recorded as a result of the July 2024 workforce reduction; and (iii) an increase of $0.3 million in other research and development expenses to advance preclinical and clinical research for our programs, as well as other consulting services related to research and development; partially offset by a decrease of $0.6 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses

General and administrative expenses increased by $0.1 million to $9.8 million for the three months ended September 30, 2024, from $9.7 million for the three months ended September 30, 2023. This increase was primarily related to increases of $0.4 million in patent prosecution and maintenance costs; partially offset by a decrease of $0.3 million in legal and other service-related expenses.
Total Other Income
Total other income decreased by $1.1 million for three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $0.2 million and $0.1 million, for the three months ended September 30, 2024, and 2023, respectively.
Other income, net decreased by $1.0 million during the three months ended September 30, 2024, compared to September 30, 2023. This decrease was primarily related to a $1.0 million decrease in interest income earned from marketable securities.
Comparison of the Nine Months Ended September 30, 2024, and 2023
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Licensing and collaboration revenue	$7,917	$30,919	$(23,002)
Operating expenses:
Research and development	99,689	80,796	18,893
General and administrative	35,969	28,740	7,229
Total operating expenses	135,658	109,536	26,122
Loss from operations	(127,741)	(78,617)	(49,124)
Other income:
Change in fair value of equity securities	(116)	3	(119)
Change in fair value of the MSKCC success payments liability	1,934	395	1,539
Other income, net	12,308	10,654	1,654
Total other income	14,126	11,052	3,074
Net loss	$(113,615)	$(67,565)	$(46,050)
Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased by $23.0 million to $7.9 million for the nine months ended September 30, 2024, from $30.9 million for the nine months ended September 30, 2023. This decrease was primarily related to a decrease of $24.5 million in revenue recognized under the now-terminated AbbVie Agreement; partially offset by (i) an increase of $1.2 million in revenue recognized under our Information Rights Agreement with Pfizer, dated June 29, 2023; and (ii) a net increase of $0.5 million in revenue recognized under our agreements with Edge, driven by (a) an increase of $1.6 million related to the Edge chRDNA License Agreement; partially offset by (b) a decrease of $1.2 million related to the Edge Cas9 License Agreement.

The following table summarizes our revenue by licensee for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$24,458	$(24,458)
Edge Animal Health, related party	1,623	1,150	473
Pfizer, related party	1,865	622	1,243
Other licensees	4,429	4,689	(260)
Total licensing and collaboration revenue	$7,917	$30,919	$(23,002)
Research and Development Expenses
Research and development expenses increased by $18.9 million to $99.7 million for the nine months ended September 30, 2024, from $80.8 million for the nine months ended September 30, 2023. This increase was primarily related to (i) an increase of $5.9 million in other research and development expenses to advance preclinical and clinical research for our programs, as well as other consulting services related to research and development; (ii) a net increase of $4.9 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by (a) an increase of $10.5 million in CRO activities for clinical trials; partially offset by (b) a decrease of $5.6 million due to timing of CMO activities; (iii) an increase of $4.6 million in personnel-related expenses, including stock-based compensation, due to headcount increases; (iv) an increase of $2.3 million in expenses related to licenses, sublicensing revenue, and milestones; and (v) an increase of $1.2 million in other facilities and allocated expenses.
General and Administrative Expenses
General and administrative expenses increased by $7.2 million to $36.0 million for the nine months ended September 30, 2024, from $28.7 million for the nine months ended September 30, 2023. This increase was primarily related to increases of $5.4 million in legal, and other service-related expenses, including $3.9 million of accrued costs for the securities litigation settlement and $2.7 million in personnel-related expenses, including stock-based compensation, due to headcount increases; partially offset by a decrease of $0.7 million in patent prosecution and maintenance costs.
Total Other Income
Total other income increased by $3.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $1.9 million and $0.4 million, for the nine months ended September 30, 2024, and 2023, respectively.
Other income, net increased by $1.7 million during the nine months ended September 30, 2024, compared to September 30, 2023. This increase was primarily related to a $1.7 million increase in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations through sales of our capital stock, including sales of our convertible preferred stock, which generated approximately $150.1 million in aggregate net proceeds through 2021; from our initial public offering (“IPO”) in 2021, which generated approximately $321.0 million in net proceeds; and from our underwritten follow-on public offering in 2023, which generated approximately $134.4 million in net proceeds. We have also received approximately $88.4 million in net proceeds from the sale of Intellia common stock through 2020. Additionally, we received a $25.0 million equity investment from Pfizer through a private placement transaction in June 2023. Through September 30, 2024, we received approximately $99.8 million from licensing agreements, licensing and collaboration agreements, a service agreement, patent assignments, and government grants, including $36.7 million that we received from AbbVie under the now-terminated AbbVie Agreement.

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
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock under the Shelf Registration Statement, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. As of September 30, 2024, we have sold 1,762,806 shares of our common stock under the ATM Sales Agreement, at an average price per share of $7.32 for aggregate gross proceeds of $12.9 million ($12.3 million net of offering expenses).
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

As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $281.0 million. We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material contractual commitments that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our agreements with CMOs, suppliers, CROs, clinical trial sites, licensors, assignors, and the like. On April 22, 2024, we reached an agreement in principle with plaintiffs in the securities litigation to settle the case for $3.9 million and, on October 15, 2024, the court issued an order preliminarily approving the settlement pending a final settlement approval hearing. For information regarding our material contractual obligations and commitments and other contingencies, refer to Notes 4, 8, and 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Based on our current operating plan, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date of this Form 10-Q. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
Strategic Investment

On June 29, 2023, we entered into a Securities Purchase Agreement with Pfizer Inc. (“Pfizer”) pursuant to which we issued and sold to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million in a private placement transaction (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 product candidate that is being evaluated in our CaMMouflage clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
On June 29, 2023, in connection with the Pfizer Investment, we and Pfizer also entered into an Information Rights Agreement, having a 36-month term. Under the Information Rights Agreement, we granted Pfizer a 30 calendar day right of first negotiation if we commence or engage with any third party with respect to a potential grant of rights to develop and/or commercialize a BCMA Product Candidate, including, without limitation, a license agreement, a co-promotion/co-commercialization agreement, a profit share agreement, a joint venture agreement, or an asset sale agreement (a “Grant of Program Rights”). If we and Pfizer do not reach an agreement with respect to a Grant of Program Rights within the 30-day period, then we may pursue negotiations and enter into an agreement with any third party. If we and such third party do not reach agreement on the Grant of Program Rights within a specified time period, Pfizer’s right of first negotiation will be reinstated. Under the Information Rights Agreement, we also granted Pfizer the right to designate one representative to serve on our scientific advisory board. Through an information sharing committee, we provide calendar quarter updates to Pfizer regarding the development program for a BCMA Product Candidate. Additionally, we provide Pfizer access to any preclinical or interim or final clinical data (including raw data) and results generated as part of the development program for a BCMA Product Candidate at the same time that we provide such data to a third party (other than to our service providers or the FDA or other regulatory authorities), subject to certain confidentiality exceptions.
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
Cash Flows
Comparison of the Nine Months Ended September 30, 2024, and 2023
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Cash used in operating activities	$(102,730)	$(71,912)	$(30,818)
Cash provided by (used in) investing activities	70,677	(36,709)	107,386
Cash provided by financing activities	12,861	154,341	(141,480)
Net (decrease) increase in cash, and cash equivalents, and restricted cash	$(19,192)	$45,720	$(64,912)
Cash Used in Operating Activities
Net cash used in operating activities was $102.7 million and $71.9 million for the nine months ended September 30, 2024, and 2023, respectively.
Cash used in operating activities for the nine months ended September 30, 2024, was primarily due to our net loss of $113.6 million, adjusted by non-cash charges of $11.7 million and net changes in our operating assets and liabilities of $0.8 million. Our non-cash charges were primarily comprised of (i) $12.8 million of stock-based compensation, (ii) $2.7 million of depreciation and amortization expense, (iii) $1.7 million of non-cash lease expense, and (iv) $1.6 million of acquired in-process research and development; which were partially offset by (i) accretion of discounts on our marketable securities investments of $3.7 million, (ii) change in the fair value of the MSKCC success payments liability of $1.9 million, and (iii) non-cash consideration for licensing and collaboration revenue of $1.6 million. The changes in our operating assets and liabilities were primarily due to (i) increases of $3.2 million in other assets and $0.4 million in prepaid expenses and other current assets, and (ii) decreases of $2.2 million in deferred revenue, current and long-term and $0.5 million in operating lease liabilities; partially offset by (i) decreases of $0.6 million in other receivables and $0.6 million in contract assets, and (ii) an increase of $4.3 million in accrued expenses and other current liabilities.
Cash used in operating activities for the nine months ended September 30, 2023, was primarily due to our net loss of $67.6 million, adjusted by non-cash charges of $8.0 million and net changes in our operating assets and liabilities of $12.3 million. Our non-cash charges were primarily comprised of (i) $10.2 million of stock-based compensation, (ii) $2.8 million of depreciation and amortization expense, and (iii) non-cash lease expense of $1.6 million; which were partially offset by (i) accretion of discounts on investments of $6.0 million, and (ii) change in the fair value of the MSKCC success payments liability of $0.4 million. The changes in our operating assets and liabilities were primarily due to an increase in accounts receivable of $0.9 million and decreases of $16.3 million in deferred revenue, current and long-term, and $0.3 million in operating lease liabilities; partially offset by (i) decreases in prepaid expenses and other current assets of $0.9 million, contract assets of $0.6 million, and (ii) increases of $2.8 million in accrued expenses and other current liabilities, and $1.1 million in accounts payable.

Cash Provided by Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities was $70.7 million, and during the nine months ended September 30, 2023, cash used in investing activities was $36.7 million.
Cash provided by investing activities for the nine months ended September 30, 2024, was primarily due to proceeds from the maturities of marketable securities of $325.6 million; partially offset by purchases of marketable securities of $248.9 million, property and equipment of $4.4 million, and in-process research and development of $1.6 million.
Cash used in investing activities for the nine months ended September 30, 2023, was primarily due to purchases of marketable securities of $310.6 million and property and equipment of $9.3 million; partially offset by proceeds from the sales and maturities of marketable securities of $283.2 million.
Cash Provided by Financing Activities
During the nine months ended September 30, 2024, and 2023, cash provided by financing activities was $12.9 million and $154.3 million, respectively.
Cash provided by financing activities for the nine months ended September 30, 2024, was primarily due to net proceeds from our at-the-market equity offering program of $11.3 million, the issuances of common stock under the 2021 Employee Stock Purchase Plan (“ESPP”) of $0.9 million, and the exercises of stock options of $0.6 million.
Cash provided by financing activities for the nine months ended September 30, 2023, was primarily due to $134.5 million of net proceeds from our underwritten follow-on public offering, $17.3 million of net proceeds allocated to the issuances of common stock in a private placement transaction with Pfizer, net proceeds from our at-the-market equity offering program of $1.0 million, and the exercises of stock options and the issuances of common stock under the ESPP of $1.5 million.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the nine months ended September 30, 2024. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., Case Number 23-cv-01742 (“Bergman Case”). The Bergman complaint challenged disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million in exchange for a full release of the putative class’s claims against us and all our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. The parties filed a settlement agreement with the court on June 26, 2024, and, on October 15, 2024, the court issued an order preliminarily approving the settlement and setting a final settlement approval hearing for February 18, 2025.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities for the Three Months Ended September 30, 2024

There were no unregistered sales of equity securities during the three months ended September 30, 2024.
Use of Proceeds from our IPO
The net proceeds from our IPO, after deducting underwriting discounts and commissions and offering expenses of $28.6 million, were $321.0 million. We are holding a significant portion of the remaining balance of the net proceeds from our IPO in money market mutual funds, U.S. Treasury bills, corporate debt securities, and U.S. government agency bonds. There has been no material change in our planned use of the net proceeds from our IPO described in the final prospectus for our IPO filed on July 23, 2021, with the SEC pursuant to Rule 424(b)(4) of the Securities Act.
Item 5. Other Information.
On August 13, 2024, Tina Albertson, M.D., Ph.D., our chief medical officer, entered into a Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408) that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. This sell-to-cover arrangement applies to restricted stock units or performance-based stock units (collectively, “RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, that were previously granted or that could in the future be granted by us from time to time. This arrangement provides for the automatic sale of shares of common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable tax withholding obligations, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligations. The number of shares of common stock that will be sold under these arrangements is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement, and the potential future grant of RSUs subject to this arrangement. The sell-to-cover instructions will remain in place indefinitely unless revoked in writing (including as to any particular sell-to-cover sale) in accordance with their terms.
On September 6, 2024, City Canyon Family Trust, a trust for which Rachel Haurwitz, Ph.D., our president and chief executive officer and a member of our Board of Directors, is a co-trustee along with her husband, adopted a Rule 10b5-1 trading arrangement, providing for the sale from time to time of up to 540,000 shares of common stock in amounts and at prices determined in accordance with plan terms. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until December 12, 2025, or earlier if all transactions under the trading arrangement are completed.
Except as described above, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408) during the quarter ended September 30, 2024.

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

10.1+*	Offer Letter, dated May 30, 2024, between the Registrant and Tina Albertson, M.D., Ph.D.
10.2+*	Officer Employment Agreement by and between the Registrant and Tina Albertson, M.D., Ph.D., dated August 12, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________
*Filed herewith.
**Furnished herewith.
+     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: November 6, 2024	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Ryan Fischesser
Ryan Fischesser
Vice President of Finance and Controller (Principal Financial Officer and Principal Accounting Officer)