Form 10-K
period 2024-12-31
Caribou Biosciences, Inc.
filed 2025-03-10
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements are restatements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on such date, was $141.4 million This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any purpose.
The number of shares of Registrant’s Common Stock outstanding as of March 4, 2025 was 93,004,602.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

Risk Factors Summary
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock. These risks are more fully described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. These risks include, among others, the following:
Risks Relating to our Financial Position and Need for Additional Capital
•We have incurred significant operating losses since our inception and anticipate that we will incur continued operating losses for the foreseeable future and we may not be able to achieve or sustain profitability.
•We will need substantial additional financing to develop our product candidates and implement our operating plans. If we fail to obtain additional financing, we may be delayed or unable to complete the development and commercialization of our product candidates.
•Raising additional capital may cause dilution to our stockholders, restrict our operations, and/or require us to relinquish rights to our technologies or product candidates.
Risks Relating to our Business, Government Regulation, Technology, and Industry
•We are early in our product development efforts and it will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval, and ultimately commercialize our product candidates, or we experience significant delays in doing so, our business will be materially harmed.
•Manufacturing our product candidates is complex and we could experience manufacturing problems during our clinical trials, which could delay or limit commercialization of our product candidates.
•Our business is highly dependent on the success of our product candidates, which will require significant additional human clinical trials before we can seek regulatory approval and potentially commercialize our product candidates. If we are unable to advance our clinical trials and obtain regulatory approval for, and successfully commercialize, our product candidates for the treatment of patients in approved indications, or if we are substantially delayed in doing so, our business will be materially harmed.
•If we experience delays or difficulties enrolling patients in the clinical trials for our product candidates, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.
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
•The FDA or other regulatory agencies may disagree with our regulatory plans and we may fail to obtain regulatory approval of our cell therapy product candidates.
•There is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies, and guidance, and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit, or delay development and regulatory approval of our product candidates, which would adversely affect our business.
•We face significant competition from other biotechnology and pharmaceutical companies, which may result in other companies developing or commercializing products before, or more successfully than, we do, thus rendering our product candidates non-competitive or reducing the size of the market for our product candidates. Our operating results will suffer if we fail to compete effectively.
Risks Relating to Intellectual Property
•If we do not possess the necessary intellectual property rights covering our CRISPR chRDNA genome-editing technologies, our product candidates, or other proprietary technologies, we may not be able to block competitors or to compete effectively in the market.
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
Risks Relating to our Relationships with Third Parties
•We rely on third parties to supply the materials for, and the manufacturing of, our clinical product candidates, and, if such product candidates receive regulatory approval, we may continue our reliance on third parties for manufacturing our commercial products. Our continued success is subject to the performance of these third parties.
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
•As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Risks Relating to Ownership of our Common Stock
•The market price of our common stock has been, and may continue to be, volatile, and our investors may suffer substantial losses if the price of our common stock drops significantly.
•Our failure to meet the continued listing requirements of Nasdaq could result in the delisting of our common stock.
•We are subject to securities class action litigation, and our officers and directors may be subject to shareholder derivative lawsuits, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.

Throughout this Annual Report on Form 10-K, “Company,” “Caribou,” “Caribou Biosciences,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Caribou Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Caribou Biosciences, Inc.
Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical-stage product candidates and our preclinical development programs, including our expectations about the timelines for such product candidates and development programs; the expected timing of disclosure of clinical trial data and preclinical development program data; the safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; plans and objectives of management for future operations; and the like. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•our expectations regarding the initiation, enrollment, timing, progress, and results of our clinical trials and our preclinical research programs, including our timing expectations relating to the release of initial or additional patient data from our ongoing ANTLER, CaMMouflage, AMpLify, and GALLOP phase 1 clinical trials, as well as timing for the initiation of succeeding clinical phases of these trials;
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
•the expected benefits of potential strategic collaborations with third parties, including our agreements with Pfizer, and our ability to attract additional collaborators;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and genome-editing technology;
•anticipated developments related to our competitors and our industry;
•our ability to adequately secure our information technology systems and the regulated data stored therein, as required by law;
•the impact of global economic and political developments on our business, including rising inflation and capital market disruptions; changes in governmental agencies and funding, particularly under the new Administration; the ongoing war between Ukraine and Russia, conflict in the Middle East, and tension between China and Taiwan; and economic sanctions and economic slowdowns or recessions that may result from such developments and that could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
•estimates regarding the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements; and

•our anticipated use of our existing resources, capital requirements, and the timing of and need for additional financing.
The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date this Annual Report on Form 10-K is filed and are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part II, Item 7 of this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or may not occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.
Trademarks and Service Marks
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

v

PART I
Item 1. Business.
Overview
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies.
Our allogeneic chimeric antigen receptor (“CAR”) -T (“CAR-T”) cell therapy product candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. Our allogeneic CAR-T cell therapy product candidates in clinical development are directed at established cell surface targets against which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1”). We use our chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies, to enhance activity against devastating diseases.
We are advancing our pipeline of allogeneic CAR-T cell therapies with the following four clinical development programs targeting the treatment of hematologic malignancies and autoimmune diseases:
•CB-010: an allogeneic anti-CD19 CAR-T cell therapy, being evaluated in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”) in our ANTLER phase 1 clinical trial
•CB-010: also being evaluated in patients with lupus nephritis (“LN”) and in patients with extrarenal lupus (“ERL”) in our GALLOP phase 1 clinical trial
•CB-011: an allogeneic anti-BCMA CAR-T cell therapy, being evaluated in patients with relapsed or refractory multiple myeloma (“r/r MM”) in our CaMMouflage phase 1 clinical trial
•CB-012: an allogeneic anti-CLL-1 CAR-T cell therapy, being evaluated in patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) in our AMpLify phase 1 clinical trial
CB-010 has received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory large B cell lymphoma (“r/r LBCL”) as well as fast track designations for r/r B-NHL and refractory systemic lupus erythematosus (“SLE”) from the U.S. Food and Drug Administration (“FDA”); CB-011 has received fast track designation for r/r MM from the FDA; and CB-012 has received fast track designation for r/r AML from the FDA.
Allogeneic CAR-T Cell Therapies
Allogeneic, or off-the-shelf, CAR-T cell therapies offer several advantages over commercially available autologous CAR-T cell therapies, including broad patient access, rapid patient treatment, and increased manufacturing scale:
•Broad patient access: Of every 10 patients with second-line relapsed or refractory diffuse large B cell lymphoma (“DLBCL”), only approximately two patients currently receive commercially available autologous CAR-T cell therapies. Many patients cannot wait weeks to months for autologous CAR-T cell therapy or their T cells are too dysfunctional to manufacture their individual therapy. With allogeneic CAR-T cell therapy, many more patients could be served as these cell therapies are manufactured in advance from healthy donor T cells, making them readily available off-the-shelf for rapid patient treatment. Additionally, commercially available autologous CAR-T cell therapies are primarily available at academic centers of excellence in metropolitan areas where a patient’s cells can be removed for modification through apheresis versus in the community hospital setting where the vast majority of patients are treated. Allogeneic CAR-T cell therapies can be administered in academic centers of excellence and, in the future, in appropriate community hospital settings, regardless of apheresis capabilities, suggesting broader patient access to treatment.
•Rapid patient treatment: Commercially available autologous CAR-T cell therapies are manufactured from the patient’s own T cells and require weeks to months for manufacturing, product release, and delivery back to the patient for treatment. Given the long wait time, more than 50% of patients who receive autologous CAR-T cells require bridging therapy, adding additional therapies to their treatment journey. In addition, approximately 40% of patients with second line (“2L”) DLBCL are not able to wait for autologous CAR-T cell therapy. With allogeneic CAR-T cell therapy, patients can begin treatment within days.
•Increased manufacturing scale: For autologous CAR-T cell therapy, one manufacturing run yields one treatment for one patient, which cannot be further scaled. There are a limited number of CAR-T cell treatment centers where apheresis capabilities are available, In addition, manufacturing failures can prevent a patient from receiving their treatment. In contrast, our allogeneic CAR-T cell therapy product candidates are manufactured from cells from healthy donors, prepared in advance of treatment, and the number of doses per manufacturing run can be scaled for broad patient access.
Our CRISPR chRDNA Genome-Editing Technologies
Genome-editing technologies used to date have limited efficiency, specificity, and versatility for performing the multiple, precise genomic edits necessary for allogeneic CAR-T cell therapy manufacturing. Our CRISPR chRDNA genome-editing technologies are designed to address these limitations and enable us to apply armoring strategies to enhance allogeneic CAR-T cell therapy activity against diseases.
Using our chRDNA genome-editing technologies, we have successfully demonstrated multiplex genome editing while maintaining genomic integrity. Our allogeneic CAR-T cell therapy product candidates incorporate increasing numbers of genome edits, as shown in the figure below. We believe this level of editing sophistication has the potential to unlock the broad potential of allogeneic cell therapies by:
•Enhancing the activity of allogeneic cell therapies for potentially durable activity: Our chRDNA technologies enable us to apply tailored armoring strategies to our allogeneic CAR-T cells, including (i) checkpoint disruption, through the knockout of programmed cell death protein 1 (“PD-1”) to sustain the activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion; (ii) immune cloaking of CAR-T cells to reduce rejection by the patient’s immune system; and (iii) a combination of these two strategies.
•Improving the genomic integrity of our products: We have observed that our cell therapy product candidates have significantly lower levels of off-target edits compared to those made using first-generation CRISPR-Cas9 genome editing, and we believe we make multiple edits while maintaining genomic integrity.
1 To Caribou’s knowledge
We believe that our chRDNA genome-editing technologies have broad potential to generate cell and gene therapies in oncology, autoimmune diseases, and in additional therapeutic areas. We own a robust worldwide patent portfolio protecting our Cas9 chRDNA and our Cas12a chRDNA compositions and genome-editing methods.

Our Pipeline
We are focused on the development of our pipeline of allogeneic CAR-T cell therapies. We are advancing four clinical-stage programs from our allogeneic CAR-T cell therapy platform targeting the treatment of hematologic malignancies and autoimmune diseases. Our pipeline is shown below:
1 CB-010: RMAT designation for r/r LBCL
2 CB-010: fast track designation for r/r B-NHL
3 CB-010: orphan drug designation for follicular lymphoma (“FL”)
4 CB-010:fast track designation for refractory SLE
5 CB-011: fast track and orphan drug designations for r/r MM
6 CB-012: fast track and orphan drug designations for r/r AML
Our Programs
CB-010 is an anti-CD19 allogeneic CAR-T cell therapy product candidate that is being evaluated in patients with r/r B-NHL in our ANTLER phase 1 clinical trial and in patients with LN and ERL in our GALLOP phase 1 clinical trial. To our knowledge, CB-010 is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with a genome-edited knockout of the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface.
In the dose escalation portion of our ANTLER phase 1 clinical trial, 16 patients with multiple subtypes of aggressive r/r B-NHL were enrolled and three dose levels of CB-010 were evaluated: dose level 1 (40x106 viable CAR-T cells), dose level 2 (80x106 viable CAR-T cells), and dose level 3 (120x106 viable CAR-T cells). Patients received a lymphodepletion regimen that included two chemotherapy agents, cyclophosphamide and fludarabine, which are generally used for lymphodepletion prior to autologous CAR-T cell therapy. To ensure optimal engraftment of the allogeneic CB-010 cells, we used a deeper regimen of these chemotherapeutic agents, i.e., cyclophosphamide at 60 mg/kg/day for two days and then fludarabine at 25 mg/m2/day for five days, than is used with the commercially available autologous CAR-T cell therapies. Lymphodepletion reduces the number of the patient’s immune cells and creates an inflammatory state that is required for the infused CAR-T cells to effectively expand and persist for disease activity. Following dose escalation, we began the dose expansion portion of our ANTLER trial and enrolled 30 patients with 2L LBCL to treat this larger patient population earlier in the course of their disease. During these portions of our ANTLER trial, patients who had received prior CD19-targeted therapies were excluded. During dose expansion, dose level 2 (80x106 viable CAR-T cells) was selected as the recommended phase 2 dose (“RP2D”) for CB-010.

At a poster presentation during the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024, we presented safety, efficacy, and translational data for the first 46 patients evaluated in our ANTLER phase 1 clinical trial after a single dose of CB-010. CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. A retrospective analysis of all patient data demonstrated that patients who received a dose of CB-010 manufactured from a donor with at least four matching human leukocyte antigen (“HLA”) alleles (of 12 total alleles) with the patient (referred to as “partial HLA matching”) resulted in improved progression-free survival (“PFS’) compared to patients who received a single dose of CB-010 from a donor with fewer than four matching HLA alleles. To confirm the partial HLA matching strategy, we are enrolling approximately 20 additional 2L LBCL patients in the ongoing ANTLER phase 1 clinical trial. In addition, we are enrolling a proof-of-concept cohort of up to 10 patients in our ANTLER phase 1 clinical trial who have relapsed following any prior CD19-targeted therapy in this population of unmet need.
We have expanded our clinical development of CB-010 to include autoimmune diseases. CB-010 holds the potential for deep depletion of disease-causing B cells, which could reset the immune system, leading to sustained drug-free remission. In our ANTLER phase 1 clinical trial, following a single dose of CB-010, the depletion and recovery of patients’ B cells is on par with the duration of B cell aplasia reported in a recent case series in the literature. We have initiated our multicenter, open-label GALLOP phase 1 clinical trial to evaluate a single infusion of CB-010 at the RP2D for oncology (80x106 viable CAR-T cells) but with a different lymphodepletion regimen, also incorporating partial HLA matching, in adult patients with LN and ERL.
CB-011 is an anti-BCMA allogeneic CAR-T cell therapy product candidate that is being evaluated in patients with r/r MM in our CaMMouflage phase 1 clinical trial. To our knowledge, CB-011 is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This immune cloaking armoring strategy results in no endogenous class I HLA alleles expressed on the CAR-T cell surface. This reduces the number of potential mismatched HLA alleles to six from 12, resulting in a reduced risk of rapid immunologic clearing of the CAR-T cells by the patient.
In the dose escalation portion of our CaMMouflage phase 1 clinical trial, dose level 1 (50x106 viable CAR-T cells), dose level 2 (150x106 viable CAR-T cells), dose level 3 (450x106 viable CAR-T cells), and dose level 4 (800x106 viable CAR-T cells) of CB-011 have cleared without any observed dose-limiting toxicities (“DLTs”). We have implemented a deeper lymphodepletion regimen that includes an increased dose of cyclophosphamide (up from the original 300 mg/m2/day to 500 mg/m2/day together with the same fludarabine dose of 30 mg/m2/day for three days). Dose level 3 (450x106 viable CAR-T cells) and dose level 4 (800x106 viable CAR-T cells) with the deeper lymphodepletion have cleared with no DLTs observed. We are enrolling additional patients at multiple dose levels with the deeper lymphodepletion regimen in order to further define safety and efficacy and to determine a RP2D.
CB-012 is an allogeneic anti-CLL-1 CAR-T cell therapy product candidate that is being evaluated in patients with r/r AML in our AMpLify phase 1 clinical trial. To our knowledge, CB-012 is the first allogeneic CAR-T cell therapy armored with both checkpoint disruption and immune cloaking strategies. Patients in our AMpLify phase 1 clinical trial receive a lymphodepletion regimen prior to CAR-T cell infusion. The lymphodepletion regimen includes two chemotherapy agents, cyclophosphamide (750 mg/m2/day) and fludarabine (30 mg/m2/day) for three days. Patients then have two days of rest, followed by a single CB-012 dose on day zero. In the dose escalation portion of our AMpLify phase 1 clinical trial, dose level 1 (25x106 viable CAR-T cells), dose level 2 (75x106 viable CAR-T cells), and dose level 3 (150x106 viable CAR-T cells) of CB-012 have cleared without any observed DLTs, and we are enrolling patients at dose level 4 (300x106 viable CAR-T cells).
In July 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-natural killer (“NK”) cell therapy platform to focus resources on our allogeneic CAR-T cell therapy platform and to advance our four clinical programs for oncology and autoimmune diseases.
In addition to our CAR-T cell therapy programs, we are developing in vivo genome-editing capabilities. Cas12a chRDNA guides may offer improved specificity compared to all-RNA guides for in vivo genome-editing applications. We are using Cas12a chRDNA guides to optimize the Cas12a mRNA sequence and refine our lipid nanoparticle formulations with a goal of demonstrating functional gene disruptions in animal models. Our initial research is in non-humanized mouse models to demonstrate genome-editing and gene correction capabilities. In the future, we aim to take a human sequence target and perform disease-specific edits and demonstrate highly efficient editing across multiple clinically relevant targets to highlight the broad therapeutic potential of this platform.

Our Strategy
Our mission is to develop innovative, transformative therapies for patients with devastating diseases through our novel chRDNA genome-editing technologies. Our overarching goal is to build an integrated company that discovers, develops, manufactures, and commercializes genome-edited cell therapies that have the potential to treat patients with significant unmet needs. Our initial focus is on allogeneic CAR-T cell therapies for hematologic malignancies and autoimmune diseases, and our chRDNA technologies offer additional potential applications in the future. Key components of our strategy include:
•Applying our chRDNA genome-editing technology to engineer allogeneic cell therapies from our CAR-T cell platform that have the potential for durable activity against multiple diseases. Our chRDNA technologies enable us to design allogeneic cell therapies with the potential to achieve enhanced activity against diseased cells through the use of armoring strategies, including (i) checkpoint disruption, such as through a knockout of PD-1 to sustain the activity of CAR-T cells by disrupting a pathway that leads to CAR-T cell exhaustion; (ii) immune cloaking of CAR-T cells to reduce rejection by the lymphoid compartment of a patient’s immune system; and (iii) a combination of these strategies.
•Developing allogeneic CAR-T cell therapies against clinically validated targets to derisk our clinical programs. CB-010, directed to the CD19 antigen, is being evaluated in our ANTLER phase 1 clinical trial in patients with r/r B-NHL and our GALLOP phase 1 clinical trial in patients with LN and ERL. CB-011, directed to the BCMA antigen, is being evaluated in our CaMMouflage phase 1 clinical trial in patients with r/r MM. These are the targets of several commercially available autologous CAR-T cell therapies, which reduces target risk as we evaluate the safety and efficacy of our allogeneic CAR-T cell therapies in our ongoing clinical trials.
•Developing allogeneic CAR-T cell therapies against additional targets for diseases with limited treatment options. We are applying our Cas12a chRDNA platform and insights from our more advanced programs to design allogeneic CAR-T cell therapies against targets for which there are no commercially available autologous CAR-T cell therapies. For example, CB-012, directed to the CLL-1 target, is being evaluated in our AMpLify phase 1 clinical trial in patients with r/r AML.
•Pursuing select applications of our technology and indications on our own and through strategic collaborations. We believe that our technology has broad potential to generate cell therapies in oncology, autoimmune diseases, and additional therapeutic areas. Potential applications include immune cell therapies and in vivo genome-editing therapies. We may selectively pursue these indications and applications using our internal expertise or through strategic collaborations.
Our Team
Our team and our culture are critical to our mission to develop innovative, transformative therapies for patients with devastating diseases through our novel CRISPR chRDNA genome-editing technologies. Our mission-driven team includes leaders who have significant experience, including driving global clinical and regulatory strategies for commercially available autologous CAR-T cell therapies through all phases of development and pivotal trials, and some of the scientists who invented the chRDNA genome-editing technologies we use today in our programs and who continue to drive our future innovations.
We were founded in 2011 by globally-recognized pioneers in CRISPR genome editing and nucleic acid biology: Jennifer A. Doudna, Ph.D., who was a co-recipient of the 2020 Nobel Prize in Chemistry for the development of CRISPR-Cas9 as a method for genome editing; Martin Jinek, Ph.D., Associate Professor at the University of Zurich in the Department of Biochemistry; James Berger, Ph.D., Professor in the Department of Biophysics and Biophysical Chemistry at the Johns Hopkins University School of Medicine; and Rachel E. Haurwitz, Ph.D., who has served as our president and chief executive officer since our formation. Drs. Doudna and Jinek serve on our scientific advisory board (“SAB”), which also includes world experts in CAR-T cell development, immunotherapies, oncology, autoimmune diseases, patient care, and clinical trial development to support commercialization.

Genome-Editing Background
Genome editing is a class of technologies that facilitate engineering specific changes to deoxyribonucleic acid (“DNA”) sequences inside living cells. Genome editing can occur in two steps, as shown in the figure below. In the first step, a double-stranded break (“DSB”) is made at the location of the genome where the edit is desired. A cell typically has two ways to repair the DSB, which results in the knockout of a gene or the insertion of new genetic material: non-homologous end joining (“NHEJ”) and homology-directed repair (“HDR”), respectively. NHEJ is an error-prone process in which the broken DNA ends are reattached. During NHEJ, the cell typically inserts or deletes nucleotides at the DSB. These insertions and deletions (“indels”) generally disrupt the coding sequence for the targeted gene, resulting in the knockout of the targeted sequence. HDR, by contrast, is a more controlled repair system where the cell incorporates donor DNA delivered during the experiment into the DSB, resulting in the site-specific insertion of the provided DNA sequence.
The canonical CRISPR system utilizes a CRISPR-associated (“Cas”) protein Cas9, which can cut genomic DNA. Cas9 is targeted to a specific site in a genome by a guide ribonucleic acid (“RNA”). One of the disadvantages of CRISPR-Cas9 genome editing is the occurrence of off-target editing, edits that occur at sites in the genome other than at the intended target site due to the ability of RNA guides to bind to DNA sequences similar to the target DNA sequence. Off-target edits throughout the genome can alter an oncogene or tumor suppressor gene, impact the biology of the target cell, or have other negative consequences on therapeutic development. Additionally, the simultaneous occurrence of both on-target and off-target edits may lead to genomic rearrangements, including chromosomal translocations, that may be problematic for immune cell therapeutics, especially for ones requiring multiple edits.
Our CRISPR chRDNA Technologies
Overview
We deploy a new, next-generation CRISPR genome-editing platform, our novel chRDNA technologies, which use hybrid guides containing both RNA and DNA for editing genomic DNA to engineer our allogeneic CAR-T cell therapies. The presence of DNA in a chRDNA guide significantly improves editing specificity relative to an all-RNA guide. The addition of DNA into the guide increases the fidelity by reducing the binding of the guide to the target sequence, thereby resulting in even less binding of the chRDNA guide to non-target sequences that may be similar to, but different from, the intended target sequence. Our chRDNA technologies use the canonical Streptococcus pyogenes Cas9 protein or the Acidaminococcus sp. Cas12a protein and a guide that is composed of a mixture of RNA and DNA nucleotides in both the region that interacts with the chromosomal target DNA and in the region that does not interact with the target DNA. Like Cas9, Cas12a is a Cas protein used to edit genomic DNA site-specifically. The advantages of our chRDNA technologies include:
•Specificity: Our chRDNA guides mediate higher genome-editing specificity as compared to all-RNA guides. Significantly fewer off-target events are observed using our chRDNA guides versus first-generation CRISPR-Cas9 or CRISPR-Cas12a systems using all-RNA guides. The improved genome-editing specificity from the use of our chRDNA guides leads to a high degree of editing specificity with lower levels of off-target events.
Our chRDNA guides retain high affinity to edit a genome at the intended location; however, these guides have lower affinity for potential off-target sites to reduce the likelihood of a genome edit at an unintended location. We evaluated the integrity and performance of chRDNA guides by employing two unique assays, the SITE-Seq® assay and the VINE assay, on two genes known from the scientific literature to exhibit high rates of off-target editing with either the Cas9 or Cas12a protein and all-RNA guides. All-RNA guides generated both robust on-target and off-target editing. In contrast to the all-RNA guides, the chRDNA guides maintained robust on-target editing but induced minor to no detectable off-target editing. We developed chRDNA guides that target the exact same genomic locations that achieve equivalent on-target editing compared to the all-RNA guides. We published research in Molecular Cell, a peer-reviewed journal, on the mitigation of off-target editing using Cas9 chRDNAs (Donohoue, P.D. et al., Molecular Cell 81, 3637–3649, September 2, 2021).
•High efficiency: We achieve a high degree of on-target gene knockout and site-specific gene insertion efficiency, facilitating robust multiplex editing, including multiple gene insertions. For example, Cas12a chRDNA genome editing used in generating CB-011 leads to approximately 76-80% gene insertion rates for two separate site-specific gene insertions, which represent both high and reproducible gene insertion rates, and greater than 60% of manufacturing-scale CAR-T cells have all four intended edits (two knockouts and two site-specific knock-ins).
Achieving high efficiency gene insertion is more challenging than achieving high efficiency gene knockout. To insert genes into T cells with our chRDNA technology, we transduce the cells with adeno-associated virus serotype 6 (“AAV6”), which contains the DNA template of interest to facilitate the integration of the DNA into the double-stranded break generated by the Cas9 chRDNA complex or the Cas12a chRDNA complex via the HDR pathway. Our chRDNA genome-editing technologies do not rely on lentiviral or retroviral genome-editing methods, which are used in commercially available autologous CAR-T cell therapies to insert the CAR gene randomly into the genome and which may increase the risk of genomic mutagenesis.
•Versatility: Our chRDNA guides are compatible with, and offer utility across, multiple cell types, including but not limited to T cells, NK cells, and induced pluripotent stem cells (“iPSCs”).
•Simplicity: Our chRDNA guides are manufactured using standard, scalable solid-phase phosphoramidite chemistry.
Genome-Editing Strategies for Allogeneic CAR-T Cell Therapies
CAR-T cells will generally proliferate in response to antigen engagement via the specificity of their respective CAR. However, allogeneic CAR-T cells are rapidly rejected by a patient’s immune system due to their divergent donor-derived genetic profile and cell surface HLA presentation. We believe engineering CAR-T cells to achieve enhanced target cell killing activity is necessary for the realization of the full potential of allogeneic cell therapies. Furthermore, development of an allogeneic CAR-T cell therapy requires genome editing to remove proteins from donor T cells that may recognize and attack a patient’s tissue that, without removal, would pose a risk of graft versus host disease (“GvHD”).
Checkpoint Disruption with PD-1 Knockout Strategy
One of the approaches we deploy to increase the activity of CAR-T cells is to remove PD-1 from the CAR-T cell surface. Engagement of the PD-1/PD-L1 axis leads to rapid exhaustion of T cells. This occurs when a T cell expressing PD-1 interacts with another cell expressing the ligand PD-L1. Diseased cells and the patient’s own cells can express PD-L1, leading to interaction with PD-1 and subsequent exhaustion of the CAR-T cells. We use our chRDNA technology to knock out the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface, thereby disrupting PD-1/PD-L1-mediated exhaustion. We believe that knocking out PD-1 will maintain the CAR-T cells in a higher activity state for an extended period of time, and we believe this will result in greater diseased cell debulking in the patient.

Immune-Cloaking Strategy
Another approach we deploy to increase the persistence of our CAR-T cells is to immune cloak them to reduce their rapid immune-mediated rejection. The goal of immune cloaking is to maintain the allogeneic CAR-T cells in circulation for an extended period of time. Allogeneic CAR-T cells are foreign to the patient’s immune system and, unless modified, will be rapidly rejected. We use our Cas12a chRDNA technology to make multiple edits to T cells to immune cloak them and limit the rapid rejection by both the patient’s cytotoxic T cells and NK cells. Our edits remove all endogenous HLA class I antigens from the CAR-T cell surface and lead to the overexpression of HLA-E, a minor HLA antigen, on the CAR-T cell surface. The lack of endogenous HLA class I antigens and the presence of only HLA-E are designed to prevent the patient’s T cells and NK cells from rapidly rejecting the allogeneic therapy. These cells are unlikely to persist indefinitely, and ultimately other types of immune cells in the patient will eliminate the allogeneic CAR-T cells. Our edits are designed to maintain the CAR-T cells in circulation longer to enhance the activity of the CAR-T cell therapy to destroy a larger proportion of the targeted cells.
Our Clinical Programs
We are advancing four clinical programs from our pipeline of allogeneic CAR-T cell therapies focused on the treatment of hematologic malignancies and autoimmune diseases.
CB-010
Overview: Strategy and Rationale
CB-010 is an allogeneic CAR-T cell therapy targeting CD19-positive hematologic malignancies and autoimmune diseases. CB-010 is being evaluated in our ongoing first-in-human, open-label, multicenter ANTLER phase 1 clinical trial (NCT04637763) in the United States, Australia, and Israel in adults with r/r B-NHL as well as in our open-label, multicenter GALLOP phase 1 clinical trial (NCT06752876) in the United States in adults with LN and ERL.
To our knowledge, our CB-010 product candidate is the first allogeneic CAR-T cell therapy in a clinical trial with a PD-1 knockout, and we believe the PD-1 knockout enhances the potential for durable activity of an allogeneic CAR-T cell therapy. Other CAR-T cell therapies that express endogenous PD-1 could become rapidly exhausted and lose activity due to the interaction between PD-1 and its ligand PD-L1. PD-1/PD-L1 engagement leads to rapid exhaustion in T cells. This occurs when a T cell expressing PD-1 interacts with another cell expressing PD-L1. B cell tumors and the patient’s own cells express PD-L1, leading to interaction with PD-1 and subsequent exhaustion of the CAR-T cells. We prevent PD-1 expression on the CB-010 CAR-T cells, thereby disrupting PD-1/PD-L1-mediated exhaustion. More than half of B-NHL tumors express PD-L1, correlating with poorer outcomes. We believe that knocking out PD-1 will maintain the CAR-T cells in an enhanced activity state for an extended period of time, which we believe will result in greater activity against disease in the patient, thereby enabling a potentially better therapeutic index relative to PD-1-expressing CAR-T cells.
CB-010 has received RMAT designation for r/r LBCL, fast track designations for r/r B-NHL and for refractory SLE, and orphan drug designation for FL from the FDA.
Target Indications
We are developing CB-010 for the treatment of r/r B-NHL, with a focus on 2L LBCL, as well as for the treatment of LN and ERL.
NHL is the most common hematologic malignancy with an estimated 80,620 individuals, or 4% of all cancers, diagnosed in the United States in 2024 according to the National Cancer Institute SEER database. LBCL is a subtype of B-NHL and typically presents as a rapidly growing mass or enlarging lymph nodes in a nodal or extranodal site. LBCL subtypes include diffuse large B cell lymphoma not otherwise specified (“DLBCL NOS”), high-grade B cell lymphoma (“HGBL”), primary mediastinal large B cell lymphoma (“PMBCL”), transformed follicular lymphoma (“tFL”), and transformed marginal zone lymphoma (“tMZL”). The most common form of lymphoma is DLBCL, a type of LBCL, with approximately 25,000 patients diagnosed each year in the United States.
Overall, for aggressive r/r B-NHL, newer immunologically-mediated therapies under investigation include checkpoint inhibitors, bispecific antibodies, and CAR-T cells. Commercially available autologous anti-CD19 CAR-T cell therapies have shown encouraging complete response (“CR”) rates, PFS, and overall survival; however, there are many barriers, including limited patient access, length of time to treatment, and manufacturing capacity and scale limitations. Thus, there remains a significant unmet medical need for patients with r/r B-NHL.

LN and ERL are sub-categories of SLE, the most common form of lupus. Lupus is a chronic autoimmune disease characterized by B cell dysfunction in which the immune system attacks the patient’s own tissues, causing widespread inflammation and organ damage. There are over 200,000 individuals with SLE in the United States according to the Centers for Disease Control and Prevention. It has been estimated that about 50% of patients with SLE will develop lupus nephritis and, of those, roughly 10-30% of patients will progress to end-stage renal disease, which requires dialysis or kidney transplant. Treatments for lupus include antimalarials, steroids, non-steroidal anti-inflammatories, immunosuppressives, blood thinners, and monoclonal antibodies (“mAbs”), among others. Investigational approaches such as autologous CAR-T cell therapies are being evaluated for lupus; however, issues related to scale and access, as well as the need for a washout of lupus drugs prior to apheresis and cell therapy infusion, may present challenges due to an extended time in which the SLE disease may flare while the patients are taken off medications.
ANTLER Phase 1 Clinical Trial for CB-010 in r/r B-NHL
We are evaluating CB-010 in our ANTLER phase 1 clinical trial for the treatment of adult patients with aggressive forms of r/r B-NHL. In dose escalation, CB-010 was evaluated in patients with several aggressive subtypes of r/r B-NHL, the majority of which were third-line or later treatments. In the ongoing dose expansion portion of ANTLER, CB-010 is being evaluated in 2L LBCL patients.
Patients in our ANTLER phase 1 clinical trial receive a lymphodepletion regimen prior to CAR-T cell infusion. The lymphodepletion regimen includes two chemotherapy agents, cyclophosphamide and fludarabine, which are generally used for lymphodepletion prior to autologous CAR-T cell therapy. To ensure optimal engraftment of the allogeneic CB-010 cells, we use a deeper regimen of these chemotherapeutic agents, i.e., cyclophosphamide at 60 mg/kg/day for two days and then fludarabine at 25 mg/m2/day for five days, than is used with the commercially available autologous CAR-T cell therapies. Lymphodepletion reduces the number of the patient’s immune cells and creates an inflammatory state that is required for the infused CAR-T cells to effectively expand and persist for disease activity. The objective of our ongoing ANTLER phase 1 clinical trial is to further assess the safety and overall objective response rate (“ORR”) of CB-010 in r/r B-NHL patients at the RP2D and in patients who are receiving a partially HLA matched dose of CB-010.
Our ANTLER phase 1 clinical trial consists of two parts: Part A was the dose escalation portion that followed a standard 3 + 3 design, with sequential, increasing single doses of CB-010, and was completed with 16 patients dosed at dose level 1 (40x106 viable CAR-T cells), dose level 2 (80x106 viable CAR-T cells), or dose level 3 (120x106 viable CAR-T cells). Part B was the dose expansion portion where CB-010 was evaluated in larger numbers of patients to determine the RP2D in 2L LBCL patients. Dose level 2 (80x106 viable CAR-T cells) was selected as the RP2D. In these portions of our ANTLER trial, patients who had received prior CD19-targeted therapy were excluded.

NCT04637763
1 Subtypes include: DLBCL, HGBL, tFL PMBCL, MCL (mantle cell lymphoma), FL (follicular lymphoma, aggressively behaving with POD24 (high risk)), MZL (marginal zone lymphoma).
2 LBCL subtypes include: DLBCL NOS, HGBL, transformed DLBLC from FL or MZL, and PMBCL.
3 Clin Cancer Res. 2011 July 1; 17(13): 4550–4557. doi:10.1158/1078-0432.CCR-11-0116.

ANTLER Phase 1 Trial Clinical Data for CB-010 in r/r B-NHL
At a poster presentation during the ASCO annual meeting in June 2024, we presented safety, efficacy, and translational data for the first 46 patients evaluated in our ANTLER phase 1 clinical trial demonstrating safety and efficacy after a single dose of CB-010 with partial HLA matching. A retrospective analysis of all patient data demonstrated that patients who received a dose of CB-010 manufactured from a donor with at least four HLA alleles matched resulted in improved PFS compared to patients who received a single dose of CB-010 from a donor with fewer than four HLA allele matched, as shown below.
CI: confidence interval; NE: not estimable; partial HLA matching: patient has at least four HLA alleles that match donor T cells used for CB-010 manufacturing.
* Retrospective analysis of HLA allele matching for class I and class II antigens.
ANTLER phase 1 clinical trial as of April 1, 2024, cutoff date; data collection ongoing.

At the 2024 ASCO annual meeting, translational research data on CB-010 were also presented, including pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data. PK data showed that higher numbers of matched HLA alleles between the CB-010 donor and recipient patient correlated with increased CAR-T cell expansion and persistence compared to lower numbers of matched HLA alleles. PD data showed that a single dose of CB-010 resulted in extended B cell aplasia (~114 days) and a rapid recovery of the patient’s endogenous T and NK cells (approximately three weeks).
CB-010 was generally well tolerated with adverse events (“AEs”) as expected for anti-CD19 CAR-T cell therapies. No grade 3+ cytokine release syndrome (“CRS”) and no GvHD cases were observed, and AEs of special interest are shown below.
ICANS: immune effector cell–associated neurotoxicity syndrome; NR: not reported.
1 Prolonged cytopenias are defined as grade 3 or higher events lasting beyond 30 days following CB-010 infusion; 37/46 (80%) recovered from cytopenias to grade ≤2 by day 35 post CB-010 treatment.
2 Median time of onset was three days (range 0-22), and median duration was three days (range 1-19).
3 Infection events reported were on or after CB-010 infusion, with highest grade reported per patient; median time of onset was eight days (range 0-279) and media duration was 14 days (range 1-239).
4 Median time of onset was 7.5 days (range 6-34), and median duration was two days (range 1-27).
5 Two grade 3 and one grade 4 ICANS; all resolved with supportive care. Median time of onset was eight days and median duration was two days.
ANTLER phase 1 clinical trial as of April 1, 2024, cutoff date; data collection ongoing.
To confirm that the partial HLA matching strategy can improve outcomes in patients who receive a single dose of CB-010 from a donor with at least four HLA alleles matched, we are enrolling approximately 20 additional 2L LBCL patients in the ongoing ANTLER phase 1 clinical trial. In addition, we are enrolling a proof-of-concept cohort of up to 10 patients who have relapsed following any prior CD19-targeted therapy in this population of unmet need.
GALLOP Phase 1 Clinical Trial for CB-010 in LN and ERL
We are evaluating CB-010 in our GALLOP Phase 1 trial for the treatment of adult patients with LN or ERL. The objective of our GALLOP phase 1 clinical trial is to evaluate the safety, PK profile, and initial clinical activity of a single dose of CB-010 (80x106 viable CAR-T cells) following a lymphodepletion regimen of cyclophosphamide at 20mg/kg/day for two days and fludarabine at 25mg/m2/day for three days. Patients are screened for donor-specific anti-HLA antibodies and administered CB-010 manufactured from a donor with partial HLA matching. The primary endpoint is safety.

NCT06752876
LD: lymphodepletion; SLEDAI: Systemic Lupus Erythematosus Disease Activity Index.
CB-011
Overview: Strategy and Rationale
CB-011 is an allogeneic CAR-T cell therapy targeting BCMA-positive malignancies that is being evaluated in our ongoing open-label, multicenter CaMMouflage phase 1 clinical trial (NCT05722418) in the United States in adults with r/r MM. We acquired a novel humanized single-chain variable fragment (“scFv”) directed to BCMA that we use for the generation of the BCMA-specific CAR in CB-011.
To our knowledge, CB-011 is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous B2M protein and insertion of a B2M–HLA-E peptide transgene. This immune cloaking armoring strategy results in no endogenous class I HLA alleles expressed on the CAR-T cell surface. This reduces the number of potential mismatched HLA alleles to six from 12, resulting in a reduced risk of rapid immunologic clearing of the CAR-T cells by the patient.
CB-011 has received fast track and orphan drug designations for r/r MM from the FDA.
Target Indication
We are developing CB-011 for the treatment of r/r MM. In 2024, 1.8% of all cancers were MM in the United States according to the National Cancer Institute SEER database. The median age of diagnosis is 69 years, and there were an estimated 35,780 new cases in 2024 in the United States with an estimated 12,540 deaths in 2024. Five-year survival in these patients is approximately 61%.
There has been significant interest in and activity against BCMA as a target, and autologous CAR-T cell therapy products and bispecific antibodies targeting BCMA are commercially available. Commercially available anti-BCMA autologous CAR-T cell therapies have shown encouraging CR rates, PFS, and overall survival; however, there are many barriers, including limited patient access, length of time to treatment, and manufacturing capacity and scale limitations. Of every 10 patients with r/r MM, only approximately one patient currently receives an autologous CAR-T cell therapy. Commercially available bispecific antibodies require patients to receive frequent treatments and are associated with high infection rates. Additionally, many treatments for r/r MM are multidrug regimens comprising varying routes of administration and/or complicated dosing schedules; these regimens can be complex and burdensome for both patients and physicians. Due to limited patient access and treatment burden, there is a need for an off-the-shelf, readily available, single dose treatment for patients with r/r MM.

CaMMouflage Phase 1 Clinical Trial for CB-011 in r/r MM
We are evaluating CB-011 in our CaMMouflage phase 1 clinical trial in adult patients with r/r MM. These patients have a documented diagnosis of active MM according to International Myeloma Working Group diagnostic criteria. The patient population includes individuals for whom three or more lines of therapy, including a proteasome inhibitor (“PI”), an immunomodulatory drug (“IMiD”), and an anti-CD38 antibody, have failed. Patients who have received a BCMA-targeted therapy within the last three months are excluded from the trial.
Patients in our CaMMouflage phase 1 clinical trial receive a lymphodepletion regimen prior to CAR-T cell infusion. The lymphodepletion regimen includes two chemotherapy agents, cyclophosphamide and fludarabine, which are generally used for lymphodepletion prior to autologous CAR-T cell therapy. We began the clinical trial utilizing 300 mg/m2/day of cyclophosphamide and 30 mg/m2/day of fludarabine, each for a total of 3 days. We have recently implemented a lymphodepletion regimen that includes a deeper dose of cyclophosphamide (increased from 300 to 500 mg/m2/day) together with the same fludarabine dose. The objective of the ongoing CaMMouflage phase 1 clinical trial is to assess safety, including the incidence of AEs defined as DLTs after CB-011 infusion, identify a maximum tolerated dose (“MTD”), if appropriate, assess the ORR at active dose levels, and identify the RP2D.
Our CaMMouflage phase 1 clinical trial is being conducted in two parts: Part A is dose escalation following a standard 3 + 3 design, with sequential, increasing single doses of CB-011 with the ability to add additional patients at safe dose levels to further evaluate activity and safety. Part B is the expansion portion where patients receive CB-011 at the dose level(s) determined in Part A to determine the RP2D.
In the dose escalation portion of our CaMMouflage phase 1 trial, dose level 1 (50x106 viable CAR-T cells), dose level 2 (150x106 viable CAR-T cells), and dose level 3 (450x106 viable CAR-T cells) with the initial lymphodepletion have cleared with no DLTs observed. Dose level 3 (450x106 viable CAR-T cells) and dose level 4 (800x106 viable CAR-T cells) with the deeper lymphodepletion have cleared with no DLTs observed. We are enrolling additional patients at multiple dose levels with the deeper lymphodepletion regimen in order to further define safety and efficacy and to determine a RP2D.
NCT05722418
1LD regimen: see above.
RDE: recommended dose for expansion.

CB-012
Overview: Strategy and Rationale
CB-012 is an allogeneic CAR-T cell therapy targeting CLL-1 that is being evaluated in the ongoing first-in-human, open-label, multicenter AMpLify phase 1 clinical trial (NCT06128044) in the United States in adults with r/r AML. We have exclusively licensed, in the field of allogeneic cell therapy, the fully human scFv targeting CLL-1 used in CB-012 from Memorial Sloan Kettering Cancer Center (“MSKCC”).
We believe CLL-1 is a compelling target for the treatment of AML due to its expression on myeloid cancer cells, its enrichment in leukemic stem cells, and its absence on hematopoietic stem cells (“HSCs”). The absence of expression on HSCs indicates that these bone marrow cells will not be targeted by the CLL-1-directed CB-012 CAR-T cells, thereby preventing a patient from loss of a critical compartment of their immune system vital to generating immune cells required for fighting infections and cancer.
To our knowledge, CB-012 is the first allogeneic CAR-T cell therapy with both checkpoint disruption, through a PD-1 knockout, and immune cloaking, through a B2M knockout and B2M–HLA-E fusion protein insertion.
CB-012 has received fast track and orphan drug designations for r/r AML from the FDA.
Target Indication
AML is a cancer of the bone marrow currently treated with chemotherapy, radiation, targeted therapies, and/or HSC transplant. There were an estimated 20,800 new cases of AML in the United States in 2024 according to the National Cancer Institute SEER database. Five-year survival in these patients is 32%.
Intensive induction chemotherapy, known as 7 + 3, consisting of cytarabine and an anthracycline, is the most effective therapy for adults newly diagnosed with AML, although the treatment has significant associated toxicities. There remains significant unmet need in the treatment of patients with AML.
AMpLify Phase 1 Clinical Trial for CB-012 in r/r AML
We are evaluating CB-012 in our AMpLify phase 1 clinical trial in adult patients with r/r AML. Our AMpLify clinical trial includes patients who have not responded to or relapsed after standard treatment and excludes patients who have been treated with more than three prior lines of therapy and patients with proliferative disease. Patients who received prior allogeneic stem cell transplant are allowed to participate in our AMpLify clinical trial.
Patients in our AMpLify phase 1 clinical trial receive a lymphodepletion regimen prior to CAR-T cell infusion. The lymphodepletion regimen includes two chemotherapy agents, cyclophosphamide (750 mg/m2/day) and fludarabine (30 mg/m2/day) for three days. Patients then have two days of rest, followed by a single CB-012 dose on day zero. The objective of our ongoing AMpLify trial is to assess safety, including the incidence of AEs defined as DLTs after CB-012 infusion, identify an MTD, if appropriate, assess the overall ORR at active dose levels, and identify the RP2D.
Our AMpLify phase 1 clinical trial is an open-label study being conducted in two parts: Part A is the dose escalation portion following a standard 3 + 3 design, with sequential, increasing single doses of CB-012. Part B is the expansion portion where patients will receive CB-012 at the dose level(s) determined in Part A to determine the RP2D.

In the dose escalation portion of our AMpLify trial, dose level 1 (25x106 viable CAR-T cells), dose level 2 (75x106 viable CAR-T cells), and dose level 3 (150x106 viable CAR-T cells) have cleared with no DLTs observed, and we are enrolling patients at dose level 4 (300x106 viable CAR-T cells).
SCT: stem cell transplant.

CB-012 Preclinical Data
We evaluated CB-012 in preclinical mouse models, which demonstrated that CB-012 significantly reduced tumor burden and increased overall survival. As shown in the left graph below, in a CLL-1+ AML xenograft model, a single dose of CB-012 significantly reduced an orthotopically established tumor burden over a long duration compared to vehicle, or negative control, treatment.
In a second model, we evaluated CLL-1-specific CB-012 CAR-T cells compared to equivalent CAR-T cells that lacked the PD-1 knockout in a xenograft model of CLL-1+ PD-L1+ tumor cells to evaluate the impact of the PD-1 knockout in CB-012. As shown in the right graph below, the CLL-1-specific CB-012 CAR-T cells statistically significantly increased overall survival in the tumor-bearing mice compared to mice that received either control CAR-T cells expressing PD-1 (cells engineered with the same edits of CB-012 except the PDCD1 KO) or the vehicle control.
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
Memorial Sloan Kettering Cancer Center
On November 13, 2020, we entered into an Exclusive License Agreement with MSKCC (as amended, “MSKCC Agreement”), under which we exclusively licensed from MSKCC know-how, biological materials, and related patent families to fully human scFvs targeting CLL-1 (also known as CD371) for use in T cells, NK cells, and genome-edited iPSCs for allogeneic CLL-1-targeted cell therapy. We use one of the licensed scFvs in our CB-012 product candidate. We paid an upfront payment of cash and shares of our common stock and will owe annual license maintenance fees until we have commercial sales. For each licensed CLL-1 product, we will owe potential clinical, regulatory, and commercial milestone payments totaling up to $111.0 million and, if regulatory approval for a licensed CLL-1 product is received, we will owe low- to mid-single-digit percent royalties on net sales of licensed products. Our license includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The sublicensing percentage owed decreases as our licensed CLL-1 product candidates move through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if the licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for a percentage of the licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet; provided, however, that these may be extended by us upon payment of additional fees.
MSKCC is entitled to certain success payments if our stock value increases by certain multiples. The potential payments are based on multiples of the fair value of our common stock compared with a split-adjusted initial stock price of $5.1914 per share, as subject to future adjustments for stock splits, during a specified time period described below. Our common stock price will be determined by reference to the 45-trading day volume weighted-average trading price of our common stock immediately preceding the date of determination. At our option, payments may be made in cash or common stock. The relevant time period commences when the first patient is dosed with our first CLL-1 product candidate (CB-012) in the first phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the FDA or 10 years from the date the first patient was dosed with our first CLL-1 product candidate in the first phase 1 clinical trial. Under the terms of the MSKCC Agreement, the aggregate success payments will not exceed $35.0 million. Additionally, if we undergo a change of control during the relevant time period, a change of control payment may be owed, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid. In no event will the combination of success payments and any change of control payment exceed $35.0 million.
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
ProMab Biotechnologies, Inc. (“ProMab”)
On January 31, 2020, we entered into a Sale and Assignment Agreement with ProMab (as amended, “ProMab Agreement”) under which we purchased a humanized scFv targeting BCMA and a patent family related thereto for an upfront cash payment of $0.4 million and the potential payments of future royalties to ProMab. To date, five U.S. patents have granted (U.S. Patent Nos. 10,927,182; 11,021,542; 11,142,583; 11, 299,549; and 11,472,884) in this patent family. Our anti-BCMA CB-011 product candidate contains this BCMA scFv. Under the terms of the ProMab Agreement, in the event that CB-011 is approved by the FDA, we will owe ProMab low-single-digit percent royalties on net sales until the expiration, abandonment, or invalidation of the last patent within the assigned patent family (i.e., 2040 for U.S. patents, without patent term adjustment (“PTA”) or patent term extension (“PTE”)). Such royalties may be reduced by no more than 50% if we must pay royalties to a third party for other intellectual property covering our product. Either party may terminate the ProMab Agreement in the event of an uncured material breach or bankruptcy of the other party. If ProMab terminates the ProMab Agreement due to our uncured material breach or bankruptcy, we must cease the manufacture, use, and sale of any products or product candidates incorporating the purchased anti-BCMA scFv.

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
The chRDNA patent family was developed under a three-year research collaboration between us and Pioneer, which ended December 31, 2016. Initially, this patent family was owned by Pioneer under the terms of the Pioneer Agreement, and we and Pioneer split the costs of patent prosecution and maintenance equally. Pioneer granted us an exclusive license to the chRDNA patent family in the fields of human and animal therapeutics and research tools as well as a non-exclusive license in certain other fields outside of the Pioneer Exclusive Field. Through an amendment to the Pioneer Agreement, dated December 18, 2020, Pioneer assigned the chRDNA patent family to us. Pioneer retained all of its existing rights (including its sublicensing rights) to the chRDNA patent family despite the change in ownership. As consideration for the assignment, we made an upfront payment of $0.5 million and are obligated to pay all patent prosecution and maintenance costs going forward; up to $2.8 million in regulatory milestones for therapeutic products, up to $20.0 million in sales milestones over a total of four therapeutics products, and a percentage of sublicensing revenues received by us for licensing the chRDNA patent family. The sublicensing agreements that we entered into prior to December 18, 2020 (for example, the Intellia Agreement discussed below) are not subject to these economics.
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
In 2018, Intellia initiated an arbitration proceeding over whether two patent families relating, respectively, to CRISPR-Cas9 chRDNA guides and Cas9 scaffolds, were included in the Intellia Agreement. An interim award from the arbitration panel in 2019 determined that both patent families are included in the Intellia Agreement, but the panel granted us an exclusive leaseback to Cas9 chRDNA guides under economic terms to be negotiated by the parties. On June 16, 2021, we entered into a leaseback agreement with Intellia (“Leaseback Agreement”), which resolved the arbitration proceeding. Pursuant to the Leaseback Agreement, in exchange for Intellia’s grant to us of an exclusive license to certain intellectual property relating to CRISPR-Cas9, including Cas9 chRDNAs, for use solely in the manufacture of our CB-010 product candidate, we paid Intellia an upfront cash payment of $1.0 million and we will owe up to $23.0 million in potential future regulatory and sales milestones. Additionally, we will owe Intellia low- to mid- single-digit percent royalties on net sales of our CB-010 product candidate until the expiration, abandonment, or invalidation of the last patent within the intellectual property relating to CRISPR-Cas9, including that relating to Cas9 chRDNAs (i.e., 2036, without PTA or PTE).
The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”)
On April 16, 2013, we entered into an Exclusive License for Methods and Compositions for RNA-Directed Target DNA Modification and for RNA-Directed Modulation of Transcription with UC and Vienna (as amended, “UC/Vienna Agreement”), under which we received an exclusive worldwide license, with the right to sublicense, in all fields to the foundational CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (“CVC IP”). Dr. Charpentier has not granted us any rights to the CVC IP, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application of the CVC IP; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events, including our uncured material breach of a material term of the UC/Vienna Agreement, and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without PTA or PTE, the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to such time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We will owe UC/Vienna up to $3.1 million in potential regulatory and clinical milestone payments in the field of human therapeutics and diagnostics. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue we receive including cash and equity under our sublicensing agreements, subject to certain exceptions. If we include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna a low-double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in such sublicense, we pay UC/Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 30 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP. The CVC IP is currently involved in administrative proceedings at the U.S. Patent and Trademark Office (“USPTO”) and at the European Patent Office (“EPO”). See Risk Factors - “Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings or other patent challenges,” in Item 1A of this Annual Report on Form 10-K.
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
As of March 1, 2025, we owned 63 granted U.S. patents, 324 granted foreign patents, and 148 pending patent applications throughout the world. The patent portfolio owned by us includes U.S. and foreign patents and patent applications covering methods and compositions relating generally to our Cas9 chRDNA and Cas12a chRDNA technologies (which, for granted U.S. patents, without PTA or PTE, will expire in 2036). Additionally, our portfolio includes U.S. and foreign patents and patent applications covering methods and compositions relating to the anti-BCMA binding domain of our CB-011 product candidate (which, for granted U.S. patents, without PTA or PTE, will expire in 2040). In general, we file our patent applications in the United States and Europe as well as in numerous other foreign patent jurisdictions. We have exclusively in-licensed intellectual property covering the anti-CLL-1 scFv of our CB-012 product candidate from MSKCC (which, upon grant, without PTA or PTE or other extensions, will expire in 2040).
Additionally, we have substantial patent protection on CRISPR Type I systems, CRISPR-Cas9 methods and compositions, and other genome-editing technologies. The patent term in the United States and other countries is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by a PTA, which compensates a patentee for administrative delays by the USPTO in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. Additionally, under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Amendments”), the term of a patent that covers an FDA-approved biologic may also be eligible for a PTE of up to five years, which is designed to compensate for the patent term lost during clinical trials and the FDA regulatory review process. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent claiming the drug product, methods of use, or methods of manufacturing may be restored. Moreover, a patent can only be restored once and, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions to extend the term of a patent that covers an approved product are available in Europe and certain other foreign jurisdictions . Without any PTE, the earliest expiration date of our granted U.S. patents is in 2032 and the latest expiration date of our granted U.S. patents is in 2043.
As of March 1, 2025, we owned 25 trademark registrations worldwide, including 7 U.S. trademark registrations, and 2 pending trademark applications worldwide. We have registered “CARIBOU,” “CARIBOU BIOSCIENCES,” “SITE-SEQ,” and the Caribou logo as trademarks in relevant classes and jurisdictions in the United States, European Union, and certain other jurisdictions.
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
Competition
We currently compete across the fields of cell therapy and genome editing. We believe that our novel CRISPR-Cas12a chRDNA genome-editing platform has broad potential applicability across human therapeutic indications, and our strategy is to demonstrate our platform’s capability by first developing improved allogeneic cell therapies in hematologic oncology and autoimmune diseases.
The biopharmaceutical industry, in particular the cell therapy and genome editing fields, is characterized by intense investment and competition aimed at rapidly advancing new technologies. Our platform and therapeutic product candidates are expected to face substantial competition from multiple technologies, marketed products, and numerous other therapies being developed by other biopharmaceutical companies, larger and better funded pharmaceutical companies, academic research institutions, governmental agencies, and private research institutions. Many of our competitors, either alone or with their collaborators, have substantially greater financial, technical, and other resources, such as larger research and development staff, and/or greater expertise in research and development, preclinical testing, conducting clinical trials, established manufacturing capabilities and facilities, and experienced marketing organizations with well-established sales forces. In addition, there is extensive patent infringement litigation in the biopharmaceutical industry and, in the future, we may bring or defend such litigation against our competitors.

We believe that our CAR-T cell therapy product candidates have the potential to offer beneficial products to patients due to genome edits we make with our chRDNA technology with the goal of extending robust CAR-T cell activity in patients. Because of the promising therapeutic effect of cell therapies, and the potential benefit of allogeneic treatment alternatives, we expect increasing competition from new and existing companies, which include, among others:
•Autologous T cell therapy: Autologous T cell therapies directed at CD19 have been commercialized by Novartis AG (Kymriah®), Kite Pharma, Inc., a Gilead Sciences, Inc. company (Yescarta®, Tecartus®), and Bristol-Myers Squibb Company (Breyanzi®) and are witnessing increased adoption in the marketplace. Autologous cell therapies directed at BCMA have been commercialized by 2seventy bio, Inc. with their partner, Bristol-Myers Squibb Company, (Abecma®) and Legend Biotech Corporation with their partner, Janssen Biotech, Inc., a Johnson & Johnson company, (Carvykti®). Both Abecma and Carvykti cell therapies have succeeded in pivotal trials in earlier lines of r/r MM and are expected to gain label extensions into this market. Autologous T cell therapies are being developed by a number of additional companies, including but not limited to, 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., Arcellx, Inc., Arsenal Biosciences, Inc., Astellas Pharma Inc., Autolus Therapeutics plc, AvenCell Therapeutics, Inc., Bristol-Myers Squibb Company, Cabaletta Bio, Inc., CARGO Therapeutics, Inc., Eureka Therapeutics, Inc., Gracell Biotechnologies Inc., an AstraZeneca PLC company, Iovance Biotherapeutics, Inc., Janssen Biotech, Inc., Kite Pharma, Inc. (a Gilead Sciences Inc. company), Kyverna Therapeutics, Inc., Legend Biotech Corporation, Lyell Immunopharma, Inc., March Biosciences, Inc., Miltenyi Biotec, Mustang Bio, Inc., Novartis AG, Precigen, Inc., Regeneron Pharmaceuticals, Inc. (through its acquisition of the 2seventy bio, Inc. research pipeline), F. Hoffman-La Roche Ltd (through its acquisition of Poseida Therapeutics, Inc.), TCR² Therapeutics Inc., Triumvira Immunologics Inc., TScan Therapeutics, Inc., and Vor Biopharma Inc.;
•In vivo T cell therapy: Companies such as Abintus Bio, Inc., Capstan Therapeutics, Inc., GigaMune, Inc., Interius BioTherapeutics, Inc., Kelonia Therapeutics, Inc., Myeloid Therapeutics, Inc., and Umoja Biopharma, Inc. are developing in vivo T cell therapies;
•Allogeneic T cell therapy: Other companies are developing allogeneic T-cell therapies, including Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., AvenCell Therapuetics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Fate Therapeutics, Inc., Gracell Biotechnologies (an AstraZeneca PLC company), Imugene Limited, Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Legend Biotech Corporation, March Biosciences, Inc., F. Hoffman La-Roche Ltd (through its acquisition of Poseida Therapeutics, Inc.), Sana Biotechnology, Inc., and Vor Biopharma Inc.;
•Allogeneic NK cell therapy: Companies are developing allogeneic NK cell therapies, including Artiva Biotherapeutics, Inc., Celularity Inc., Century Therapeutics, Inc., Fate Therapeutics, Inc., ImmunityBio, Inc., Nkarta, Inc., NKGen Biotech, Inc., Oncternal Therapeutics, Inc., Senti Biosciences, Inc., and Takeda Pharmaceutical Company Limited;
•Other cell therapies: Other companies are developing CAR-expressing immune cell therapies derived from macrophages, including Carisma Therapeutics Inc.; from regulatory T cells, including Kyverna Therapeutics, Inc.; and from gamma-delta T cells, including Adicet Bio, Inc., CytoMed Therapeutics Limited, IN8bio, Inc., TC BioPharm (Holdings) PLC, and Takeda Pharmaceutical Company Limited;
•Other oncology therapeutics: Multiple biotechnology and pharmaceutical companies are developing other directly competitive technologies, such as small molecule, antibody, bi-specific antibody, and antibody-drug conjugates; and
•Non-oncology therapeutics: Several companies are also exploring the use of CAR-T cell therapies for the treatment of autoimmune diseases, often including against the same targets as in the oncology field (e.g., CD19, BCMA). Such autoimmune diseases include LN, SLE, pemphigus vulgaris, myasthenia gravis, and multiple sclerosis. These companies include BRL Medicine Inc., Fate Therapeutics, Inc., Kite Pharma, Inc. (a Gilead Sciences, Inc. company) Kyverna Therapeutics, Inc., Luminary Therapeutics, Inc., Nkarta, Inc., and Sana Biotechnology, Inc. in allogeneic cell therapies; and Atara Biotherapeutics, Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., Cartesian Therapeutics, Inc., Century Therapeutics, Inc., iCell Gene Therapeutics Inc., JW (Cayman) Therapeutics Co. Ltd, Kyverna Therapeutics, Inc., Lyell Immunopharma, Inc., and Novartis AG in autologous cell therapies. We also face competition from non-cell-based treatments offered by companies such as Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, F. Hoffman-La Roche Ltd, GlaxoSmithKline Capital plc, Merck & Co., Inc., and Pfizer Inc.

Compared to first-generation genome-editing approaches, our chRDNA platform has shown improved specificity, a reduction in off-target edits and translocations and, when paired with Cas12a, an advanced capability to perform multiplexed edits, in particular multiplexed insertions. Although we believe that our scientific expertise, novel technologies, and intellectual property position offer competitive advantages, we face competition from multiple other genome-editing technologies and companies. Other companies developing CRISPR-based technologies include, among others, Arbor Biotechnologies, Inc., Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Mammoth Biosciences, Inc., Metagenomi, Inc., and Scribe Therapeutics, Inc. Companies developing other genome-editing technologies include, among others, Allogene Therapeutics, Inc., Cellectis S.A., Precision BioSciences, Inc., Prime Medicine, Inc., Sangamo Therapeutics, Inc., and Wave Life Sciences Ltd.
Manufacturing
Manufacturing CAR-T cell therapies requires multiple components. Allogeneic CAR-T cell therapies are manufactured with cells from healthy donors and clinical product candidates are prepared, qualified, and released in advance. After manufacture, allogeneic CAR-T therapies are cryogenically stored in freezers and are readily available for patient treatment. To date, we have successfully scaled our manufacturing processes so that one manufacturing run from a healthy donor can produce sufficient cell yield for approximately 150 doses of CB-010.This is in contrast to commercially available autologous CAR-T cell therapy where one manufacturing run is required for each patient to be treated using the patient’s cells that may have already been depleted by prior treatments and this process can take several weeks to months to deliver product for patient treatment.
For our CAR-T product candidates, we have optimized the manufacturing process that we developed in-house and have transferred the manufacturing to CMOs that manufacture current good manufacturing practices (“cGMP”)-grade material for our clinical trials. Additionally, we have developed different analytical methods to understand the integrity and potency of our cells based upon our manufacturing process. We have made a significant investment in process development to control our product candidate characteristics and to also improve our supply chain capabilities.
For the manufacturing of our allogeneic CAR-T cell therapy product candidates, we have developed a platform process that is scaled to eventually support commercially manufacturing. Our process development and manufacturing core competencies and advantages include:
•optimization and learnings across all of our product candidates and preclinical research programs, allowing for consistency and increased process robustness;
•internal process development to facilitate optimization of manufacturing processes and technical transfers to manufacturing sites;
•readily available and established equipment that further enables the transfer from our process development lab to cGMP operations;
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
•closed manufacturing systems;
•highly specific development efforts focused on enhancing cell viability;
•extensive core process knowledge of gene knockout, CAR expression, and gene insertion;
•process control and optimization, allowing for increased retention of early memory T cell phenotypes; and
•platform scale and efficiency to accommodate high dose yield per batch, with optimization for further commercial supply processes.
The contract manufacturing organizations (“CMOs”) that are manufacturing the phase 1 clinical supplies of our product candidates are located in the United States and are subject to cGMP requirements. We have dedicated cGMP suites at our CMOs for the manufacture of our cell therapy product candidates. We use multiple CMOs to individually manufacture the critical and starting materials for our product candidates, including cGMP chRDNA guides, Cas9 and Cas12a proteins, and AAV6 vectors used in the manufacture of our CAR-T cells. Our chRDNA genome-editing is a next-generation CRISPR technology that does not rely on lentiviral or retroviral genome-editing methods, which are used in commercially available autologous CAR-T cell therapies to insert the CAR gene randomly into the genome, which may increase the risk of genomic mutagenesis. We expect to rely on our CMOs for manufacturing our product candidates to expedite readiness for future clinical trials, and most of these CMOs have demonstrated capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future, or we may deploy a hybrid approach to manufacturing, to provide us with greater flexibility and control over our clinical or commercial manufacturing needs.
Government Regulation
As a biotechnology company, we are subject to extensive legal and regulatory requirements, including those related to research, development, testing, manufacture, product approval and licensure, quality control, packaging, storage, record keeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of our product candidates. Relevant regulatory authorities include, but are not limited to, the FDA; the European Medicines Agency (“EMA”), an agency of the European Union (“EU”) in charge of the evaluation and supervision of medicinal products; the European Commission, which is the executive arm of the EU; and other national, state, local, and provincial regulatory authorities. The United States and certain jurisdictions outside the United States also regulate the pricing and reimbursement of such products. The processes for obtaining marketing approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. In addition, the regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.
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
As we seek approval to market and distribute a new biologic in the United States, we generally must satisfactorily complete each of the following steps:
•nonclinical studies performed in accordance with the FDA’s current Good Laboratory Practice (“cGLP”) regulations;
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
•preparation and submission to the FDA of a BLA seeking approval of our product candidates for one or more proposed indications, including submission of detailed information on the manufacture and composition of our product candidates and proposed labeling;

•review of the BLA by an FDA advisory committee, where applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of any third-party manufacturers, at which the product, or components thereof, are produced in order to assess compliance with cGMP requirements and to ensure that the facilities, methods, and controls are adequate to preserve and ensure the product’s safety, purity, and potency, and, if applicable, the FDA’s current Good Tissue Practice (“cGTP”), for the use of human cell and tissue products;
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
Nonclinical Studies and Investigational New Drug Applications
Before testing any investigational biologic product candidate in humans, we must submit an IND application and receive clearance from the FDA to initiate a clinical trial. The results of our nonclinical testing, including laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product, together with manufacturing information, are submitted to the FDA as part of the IND application. An IND is an exemption from the restrictions of the FDCA, which would otherwise preclude an unapproved biologic product candidate from being shipped in interstate commerce. Under a cleared IND, the unapproved biologic product candidate may be shipped in interstate commerce for use in an investigational clinical trial, provided that the product candidate meets certain quality and labeling requirements. An IND automatically becomes effective 30 calendar days after receipt by the FDA, unless before that time the FDA places the trial on clinical hold. In such a case, the IND sponsor must correct the deficiencies cited in the hold letter or otherwise satisfy the FDA that the investigation may proceed before the clinical trial can begin. When the sponsor submits a response to the issues identified in the hold letter, the FDA must respond in writing to the sponsor within 30 days of the complete response by either removing or maintaining the clinical hold. The FDA may impose a partial or full clinical hold with respect to our product candidate. In certain cases, we may not be able to proceed at all with our proposed clinical trial.
Human Clinical Trials in Support of a BLA
Our clinical trials involve the administration of our product candidate to patients with the disease to be treated and are conducted under the supervision of a qualified principal investigator in accordance with cGCP requirements. Clinical trials are conducted under study protocols detailing, among other things, the objectives of the clinical trial, inclusion, and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and subsequent protocol amendments must be submitted to the FDA as part of the IND.
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

Furthermore, the Food and Drug Omnibus Reform Act of 2022 (“FDORA”) requires a clinical trial sponsor to submit a diversity action plan for clinical trials, unless a waiver is granted by the FDA for reasons such as prevalence of the disease or condition, impracticality of implementing such a diversity action plan, or if such implementation would be against the interest of public health during a public health emergency. Unless the FDA has granted a waiver, a sponsor must submit such action plan by the time the sponsor submits a protocol for a phase 3 clinical trial or other pivotal clinical trial. The action plan must include information such as the sponsor’s goal for enrollment (by sex, ethnic characteristics, age), the rationale behind the enrollment goals, the subject patient population, potential barriers for enrollment, among others. This requirement is not yet in effect as it will become applicable to all clinical trials that begin enrollment 180 days after FDA publishes its final guidance on this topic. In January 2025, the FDA removed its June 2024 guidance on clinical trial diversity action plans from its website, and it is not clear how the FDA will enforce the statutory requirement under FDORA.
Clinical trials typically are conducted in three sequential phases.
•Phase 1 clinical trials are initially conducted in a limited population of healthy humans or, for our product candidates, in patients, such as cancer patients, in order to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics, and to identify a recommended phase 2 dose.
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and to determine dose tolerance and optimal dosage. We may conduct multiple phase 2 clinical trials to obtain information prior to beginning larger and costlier phase 3 clinical trials. In appropriate circumstances, a phase 2 clinical trial may serve as the basis for an application, in which case a separate phase 3 clinical trial will not be necessary.
•Phase 3 clinical trials are undertaken within an expanded patient population to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.
These phases may overlap or be combined. For example, a phase 1/2 clinical trial may contain both a dose-escalation stage and a dose-expansion stage, the latter of which may confirm tolerability at the recommended dose for expansion in future clinical trials (as in traditional phase 1 clinical trials) and provide insight into the anti-tumor effects of the investigational therapy in selected subpopulation(s). Typically, during the development of oncology therapies, all subjects enrolled in phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. In most cases, the FDA requires two adequate and well-controlled phase 3 clinical trials to demonstrate the safety and efficacy of the biologic. In rare instances, a single phase 3 trial may be sufficient when either (i) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible, or (ii) the single trial is supported by confirmatory evidence. Approval on the basis of a single trial may be subject to a requirement for additional post-approval studies.

In addition, the manufacturer of an investigational biologic in a phase 2 or phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug or biologic.
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
Guidance Governing Gene Therapy Products
The FDA has defined a gene therapy product as one that mediates its effects by transcription and/or translation of transferred genetic material or by specifically altering host (human) genetic sequences. Examples of gene therapy products include nucleic acids (e.g., plasmids, in vitro transcribed ribonucleic acid), genetically modified microorganisms (e.g., viruses, bacteria, fungi), engineered site-specific nucleases used for human genome editing, and ex vivo genetically modified human cells. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient. Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products, and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.
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
Although guidance documents are not legally binding, we believe that following FDA’s recommendations set forth in them is likely necessary to gain approval for any product candidate we may develop. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things, the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of a BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. Further, the FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events. Depending on the product type, long term follow up can be up to 15 years or as short as five years.

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
Review and Approval of a BLA
The results of product candidate development, nonclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting a license to market the product. The BLA must contain sufficient manufacturing information and detailed information on the composition of the product candidate and proposed labeling as well as payment of a user fee, unless the criteria for a waiver or exemption are met. Under the PHSA, the FDA will approve a BLA if it determines that our product candidate is safe, pure, and potent and the manufacturing facility meets standards designed to ensure that our product continues to be safe, pure, and potent.
The FDA has 60 calendar days after submission of a BLA to conduct an initial review to determine whether the BLA is acceptable for filing based on the agency’s threshold determination that the BLA is sufficiently complete to permit substantive review. Once the submission has been filed, the FDA begins an in-depth review of the application. Under the goals agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), for a new molecular entity, the FDA has 10 months from date that the FDA filed the BLA in which to complete its initial review of a standard application and respond to us, and six months from such filing date for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process and the PDUFA goal date may be extended by three months if the FDA determines that we have submitted a major amendment.
The FDA may refer our BLA to an advisory committee for review, evaluation, and recommendation as to whether our BLA should be approved. In particular, the FDA may refer to an advisory committee application for biologic products that present difficult questions of safety or efficacy. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of nonclinical study and clinical trial sites to ensure compliance with cGMPs and cGCPs, respectively, the FDA will issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of our product candidate with specific prescribing information for specific indications. If our BLA is not approved, the FDA will issue a complete response letter, which will contain the deficiencies that preclude approval of the application and outline recommended actions we might take to obtain approval of our BLA. If we receive a complete response letter, we may submit to the FDA information that represents a complete response to the issues identified by the FDA. Such resubmissions are classified under the PDUFA as either class 1 or class 2. The classification of a resubmission is based on the information submitted by us in response to the complete response letter.

Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has two months to review a class 1 resubmission and six months to review a class 2 resubmission. The FDA will not approve an application until deficiencies identified in the complete response letter have been addressed. Alternatively, if we receive a complete response letter, we may either withdraw our BLA or request a hearing.
If the FDA approves any one of our products, it may limit the approved indications for use of our products. The FDA may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including phase 4 clinical trials. The FDA may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, specific or special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Fast Track, Breakthrough Therapy, Priority Review, and Regenerative Medicine Advanced Therapy Designations
The FDA is authorized to facilitate and expedite development and review of new drugs intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, priority review, and regenerative medicine advanced therapy designation. These designations are not mutually exclusive, and our product candidates may qualify for one or more of these programs. Although these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.
The FDA may designate one or more of our product candidates as a fast track product if our product candidate is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it can be demonstrated that our product candidate has the potential to address an unmet medical need for such a disease or condition. Our current product candidates have been designated as fast track products, which means we may have greater interactions with the FDA, and the FDA may initiate review of sections of our fast track product candidate’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by us, that a fast track product candidate may be effective. We must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and we must pay applicable application user fees. However, the FDA’s goal for reviewing a rolling submission does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if our designated product candidate development program is no longer being pursued.
Our product candidates may obtain breakthrough therapy designations if they are intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that our product candidates may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to product candidates with such designations, including holding meetings with us throughout the development process, providing timely advice to us regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking other steps to provide guidance on the design of the clinical trials in an efficient manner. Breakthrough therapy designation may be rescinded if our product candidate no longer meets the qualifying criteria.
The FDA may determine that an application will receive priority review designation if the application is for a product candidate that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA makes such determination on a case-by-case basis, compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for acting on a marketing application from 10 months to six months.

The FDA may grant product candidate RMAT designations if such product candidates are regenerative medicine therapies intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that they have the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include early interactions and more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of surrogate or intermediate clinical trial endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical trials, patient registries, or other sources of real-world evidence such as electronic health records, through the collection of larger confirmatory data sets as agreed with the FDA, or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Regenerative medicine advanced therapy designation may be rescinded if our product candidate no longer meets the qualifying criteria.
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
The accelerated approval pathway is usually contingent on our agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe our product candidate’s clinical benefit, and, in most cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA unless the FDA informs us otherwise.
FDORA included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 calendar days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

Post-Approval Regulation
If regulatory approval for marketing of any of our product candidates is obtained, we will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA has imposed as part of the approval process. We will be required to report certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information, and comply with requirements concerning advertising and promotion. Manufacturers of our products are required to register their establishments with the FDA and certain state agencies and are subject to periodic announced or ad hoc inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon these manufacturers. Accordingly, we and our third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.
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
Once a marketing approval is granted for our product candidate, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after our product reaches the market. Later discovery of previously unknown problems with our product, including adverse events of unanticipated severity or frequency, issues with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-marketing studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS.
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
Orphan Drug Designation
Orphan drug designation is available for drugs that are intended for rare diseases or conditions, defined as (i) a disease or condition that affects fewer than 200,000 individuals in the United States or (ii) a disease or condition that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available a biologic for the disease or condition will be recovered from sales of the product in the United States. If a drug becomes the first drug that is approved for the same indication for which the FDA has granted the designation, the drug will be entitled to exclusivity, which means the FDA may not approve any other application to market the same drug for the same orphan indication for a period of seven years following the date of our product’s marketing approval, except in certain circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. In the case of a biological product, sameness is based on the principal molecular features of the product. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

To obtain an orphan drug designation, we must make a request before submitting our BLA for a particular product candidate. After the FDA grants orphan drug designation, the generic or trade name, or the chemical name or a meaningful description of the biologic, its designated orphan use and date of designation, and our company name are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. In addition, other financial incentives, such as tax credits or exemption from the BLA application fee, may be available.
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
For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with the sponsor and the FDA must meet with the sponsor by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 calendar days after FDA’s receipt of the study plan. The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by the FDA to be substantially relevant to the growth or progression of a pediatric cancer.
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing non-patent regulatory exclusivity, including orphan drug exclusivity. This six-month exclusivity may be granted if pediatric data is submitted that sufficiently responds to a written request from the FDA for such data. The data do not need to show a product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to be responsive to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not PTE; instead, this grant of exclusivity extends the regulatory period during which the FDA cannot approve another application.
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product in the United States. Starting in 2015, the FDA commenced licensing biosimilars under the BPCIA, and there are currently numerous biosimilars approved in the United States as well as a number of interchangeable biosimilar products.
For the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency in at least one condition of use for which the reference product is approved. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and, for products administered multiple times, that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Even after the FDA approves a biosimilar product, the product, its manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for the product will be subject to continuous requirements of and review by the FDA or other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, including mandatory post-

marketing safety reporting; registration and listing requirements; cGMP requirements relating to quality control, quality assurance, and corresponding maintenance of records and documents; and requirements regarding recordkeeping.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing our own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the product.
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
U.S. Export Control Licensing Requirements and Other U.S. and Foreign Trade Regulations, Sanctions Laws, Anti-Corruption, and Anti-Money Laundering Laws
We develop product candidates that may be subject to varying U.S. export control licensing requirements and foreign investment regulations. In addition, U.S. international trade laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and similar anti-bribery or anti-corruption laws, regulations, and rules of other countries in which we may choose to operate, could apply to our international activities. Anti-corruption laws generally prohibit companies and their employees and certain other third parties from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector in order to influence action. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls.
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
In general, factors payors consider in determining coverage and reimbursement are based on whether the product is:
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
European Union
In the EU, the approval process and requirements governing pricing and reimbursement for any product candidate vary greatly between countries and jurisdictions. Some countries allow biological products to be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional testing or studies that compare the cost effectiveness of a particular biological product to currently available treatments, or so-called health technology assessments, in order to obtain reimbursement or pricing approval. The EU HTA Regulation 2021/2282 became effective in January 2022, is applicable from January 2025 with a phased implementation until 2030, and aims to harmonize clinical and scientific aspects of HTA across the EU.
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
Healthcare Reform
In the United States, there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Affordable Care Act (“ACA”) was enacted, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.
Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which, among other things, eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket costs and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also allows HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain, and some IRA drug discount provisions have not been challenged in litigation. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. It is unclear what policies the new Administration will advance with respect to IRA implementation and other drug pricing proposals.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Employee and Human Capital Resources
Workforce Demographics
As of March 1, 2025, we had 147 total employees, all of which were full-time. Of our employees, 39 hold Ph.D., M.D., and/or Pharm.D. degrees, and 107 are engaged in research, development, and technical operations. Most of our employees are located in Berkeley, California. Our employees are not represented by labor unions or covered by collective bargaining agreements. We believe that our employee morale is healthy and consider our relationship with our employees to be good.
Talent Acquisition, Development, and Total Rewards
We recognize that attracting, developing, and retaining talent at all levels is vital to our continued success. We have implemented a comprehensive talent strategy that motivates our employees to perform to the best of their abilities and to achieve our objectives. We are committed to providing a competitive and comprehensive total rewards program that includes market-aligned salaries, performance-based incentives, long-term equity grants, and comprehensive benefits, including health and wellness programs, retirement savings plan (401k), an employee stock purchase plan (ESPP), and paid time off. We invest in employee learning and development by identifying and providing training and development programs, tuition reimbursement, and cross-training in areas of interest beyond hired roles. Employees have access to ongoing learning opportunities to enhance their skills and advance their careers.
We understand the importance of goal setting and ongoing career development conversations. We require our managers and employees to play an active role in the performance management process. Our performance management process is designed to increase clarity and accountability for roles and responsibilities, strengthen communication, and build trust, all while championing personal and professional growth, learning, and success.
Great teamwork is a critical foundation for Caribou. Our peer-to-peer rewards and recognition program helps us maintain a culture of recognition and teamwork by offering various options for our employees and managers to recognize and reward colleagues across the organization. We plan to continue to refine our efforts related to optimizing our use of human capital as we grow, including improvements in the way we hire, develop, reward, and retain employees.
The Herd at Caribou
Our employees are our greatest asset, and we aim to create an inclusive and collaborative environment with the overall goal of engaging our workforce to support our current pipeline, develop new technologies, and support future business goals, while protecting the long-term interests of our stockholders. Our culture is built around our core values: we are driven by patient needs, innovation is in our chRDNA, together we are stronger, and integrity and ethics guide our decision making. We have built a culture where employees are empowered, their ideas are taken seriously, and their contributions are recognized.
We at Caribou refer to ourselves as “the herd.” We encourage and value social interactions among the herd. We hold bi-monthly herd meetings and quarterly on-site events to strengthen our culture and find different ways to interact. Some of these events include contributing to the Alameda Food Bank and participating in San Francisco Bay clean-up events. We offer “fun runs,” yoga in a hybrid format, and have local gym facilities available for our Berkeley employees. As we continue to grow, we will find more opportunities to connect our teams, taking into account our different functions and locations, while focusing on building a culture that is driven by our mission to develop innovative, transformative therapies through novel genome editing for patients with devastating diseases.
We regularly conduct engagement surveys and use the feedback to enhance our workplace culture. Our well-being initiatives include mental health resources and flexible work arrangements to support our employees’ overall health and productivity. We have established a culture advisory group comprised of cross-functional representatives from various geographic locations. Based on feedback from focus groups and the culture advisory group, along with the results of employee surveys, we have focused on highlighting how our daily work connects to our corporate values, connecting teams to other functions, and helping employees understand how decisions that impact them or their roles are made. Survey results demonstrate that employees feel more connected and are committed and excited to come to work, increasing overall engagement.
We expect all employees to observe the highest levels of business ethics while delivering the highest levels of performance. We encourage employees to speak up and raise questions and concerns promptly about any situation that may violate our Code of Business Conduct, Scientific and Data Integrity, and Ethics or any other corporate policy. We believe that it is beneficial for employees to raise concerns so that we may consider them carefully and address them appropriately. We seek to promote an environment that fosters honest communications about matters of conduct related to our business activities, whether that conduct occurs within our company or involves one of our third-party suppliers, service providers, or collaborators. We work diligently to make clear that management is prepared to address any reported violations and to ensure that it is known that any form of retaliation is prohibited. In addition, we have an easily accessible hotline available to employees wishing to report complaints anonymously.
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

Additionally, we provide bicycle vouchers to employees who bike to work and have bike repair tools on site as well as bike storage areas, and our employees have access to electric vehicle charging stations. Our facility is equipped with water stations that filter water to discourage the use of plastic bottles. All refuse generated at our facility is sorted among recycle, compost, and landfill. We have moved to electronic documentation and files in most functions.
Workforce Health and Safety
Workplace safety is a priority for us. To maintain a safe and healthy workplace, we have implemented Environment, Health, and Safety (“EHS”) initiatives that focuses on key risk mitigation programs to identify, assess, and correct hazards. We also have a safety training program that is designed for employees to be assigned the appropriate training to understand how to safely perform their duties.
Information Available on the Internet
Investors and others should note that we announce material information to our investors using our investor relations website (https://cariboubio.com/investors), our filings with the U.S. Securities and Exchange Commission (“SEC”), press releases, public conference calls, and webcasts. We use these channels to communicate with the public about our company, our business, our product candidates and other matters. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available on our website free of charge as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. The materials we file with or furnish to the SEC are also available at http://www.sec.gov.

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
We have incurred significant operating losses each year since our inception. For the years ended December 31, 2024, and 2023, we incurred net losses of $149.1 million and $102.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $448.4 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities.
We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we seek to advance product candidates through preclinical development, expand our research and development activities, develop new product candidates, initiate and complete clinical trials, seek regulatory approval and, if we receive approval from the FDA or foreign regulatory authorities, commercialize our products. Furthermore, the costs of advancing product candidates into each succeeding clinical phase with greater number of patients increase substantially over time and, if we are to advance our CAR-T cell therapy product candidates into pivotal clinical trials, we will incur significant expenses in running large, multicenter trials in the United States and foreign jurisdictions. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction is substantial. Our prior losses, combined with expected future losses, will continue to have an adverse effect on our stockholders’ deficit and working capital. We anticipate that our expenses will increase substantially if and as we:
•progress our clinical trials for our CAR-T product candidates, particularly as we advance product candidates into succeeding clinical phases;
•continue our current research programs and our preclinical and clinical development of our other current product candidates and any other product candidates we identify and choose to develop;
•hire additional employees;
•seek to identify additional research programs and additional product candidates;
•further develop our genome-editing technologies;
•acquire or in-license intellectual property or new technologies;
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
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company, including defending against securities class action litigation.
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
We will continue to need additional capital beyond the proceeds received from our initial public offering (“IPO”), follow-on public financing, at-the-market equity offering program, and other historical sources of proceeds. We expect to spend a substantial amount of capital in the research, development, and manufacture of our product candidates, particularly as we advance our CAR-T cell therapy product candidates through succeeding clinical phases with greater numbers of patients. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate additional clinical trials for, and seek marketing approval of, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution to the extent that we do not obtain commercialization partners who will bear the costs for such activities. We may also need to raise additional funds sooner if we choose to pursue additional indications or markets for our product candidates or otherwise expand more rapidly than we presently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Because our allogeneic cell therapy product candidates are based on new technologies, they require extensive research and development and have substantial manufacturing costs. In addition, clinical costs to treat patients with our product candidates, including treatment of any potential side effects that may arise, will be significant.
As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $249.4 million. We expect our cash, cash equivalents, and marketable securities to be sufficient to fund our current operating plan through at least the next 12 months from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued. Our expectation is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.
Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:
•costs, progress, and results of our product candidate preclinical studies and clinical trials;
•potential delays in our preclinical studies and clinical trials, whether current or planned, due to unforeseen events as well as other factors such as the economic or regulatory environment or pandemics or other public health crises;
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
•litigation costs in the event we seek to enforce our patents against third parties or if we are sued for infringement by third parties as well as for securities lawsuits;
•effects of competing technologies, success or failure of products similar to our product candidates, and market developments;
•costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•costs of operating as a public company, including defending against any class action securities litigation.
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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our existing stockholders’ interests will be diluted, perhaps substantially, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders and new investors could gain rights superior to our existing investors. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time and investors may be substantially diluted by those issuances and sales.
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
We are a clinical-stage biotechnology company formed in 2011, with no products approved for commercial sale, and we have not generated any revenues from product sales. Our operations to date have been limited to financing and staffing our company, developing our technologies, and evaluating our CAR-T cell therapy product candidates in phase 1 clinical trials. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated an ability to obtain marketing approval, manufacture at commercial scale, or conduct sales and marketing activities for our product candidates, which are all necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing cell therapy products. Our ability to generate product revenue or profits, which we do not expect to occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Unless we receive approval from the FDA or other regulatory authorities for our product candidates, we will not have product revenues. We may never be able to develop or commercialize a marketable cell therapy product.
We are early in our product development efforts. All of our programs will require clinical development, regulatory approval, manufacturing at commercial scale, distribution channels, a commercial organization, significant marketing efforts, and substantial investment before we generate any revenue from product sales. In addition, our product candidates must be approved for marketing by the FDA before we may commercialize our products in the United States and, if we wish to commercialize our products outside the United States, by foreign regulatory agencies. Furthermore, we will continue to incur costs associated with operating as a public company, including legal, accounting, insurance, investor relations, and other expenses.
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
Risks Relating to our Business, Government Regulation, Technology, and Industry
We are early in our product development efforts and it will be many years before we commercialize a product candidate, if ever. If we are unable to advance our product candidates through clinical trials, obtain regulatory approval, and ultimately commercialize our product candidates, or we experience significant delays in doing so, our business will be materially harmed.
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
We must submit IND applications to the FDA to initiate clinical trials in the United States. The filing of future IND applications for our product candidates is subject to additional preclinical research, research-scale and clinical-scale manufacturing, exploration of possible other genome-editing systems, evaluation of potential targets, and other factors yet to be identified. In addition, commencing any new clinical trial is subject to review by the FDA based on the acceptability and sufficiency of our CMC, and preclinical information provided to support our IND applications. If the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests for additional data or information, our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA or foreign regulatory authorities, these regulatory authorities could disagree that we have satisfied all requirements to initiate our clinical trials or they may change their position on the acceptability of our trial design or the clinical endpoints selected. They could impose a clinical hold, which may require us to complete additional preclinical studies or clinical trials. The FDA and foreign regulatory authorities may refuse to clear our IND applications. The success of our product candidates will depend on several factors, including the following:
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
In addition, approved autologous CAR-T therapies and those under development have shown frequent rates of cytokine release syndrome, neurotoxicity, serious infections, prolonged cytopenia, hypogammaglobulinemia, and other SAEs that have resulted in patient death. There may be similar adverse events for our allogeneic CAR-T cell therapy product candidates, including patient death. Moreover, patients eligible for allogeneic CAR-T cell therapies but ineligible for autologous CAR-T cell therapies due to aggressive cancer or an inability to wait for autologous CAR-T cell therapies may be at greater risk for complications and death from therapy. Our allogeneic CAR-T cell product candidates may also cause unique adverse events related to the differences between the donor and patients, such as GvHD or infusion reactions. Our product candidates may not be successful in limiting the risk of GvHD, exhaustion of the CAR-T cells, or premature rejection by a patient’s immune system. If significant GvHD or other SAEs are observed with the administration of our product candidates, or if any of our product candidates are viewed as less safe or effective than autologous therapies or other allogeneic therapies, our ability to develop other allogeneic therapies may be adversely affected.
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
We may also experience delays in developing robust, reproducible, and scalable manufacturing processes and transferring those processes to CMOs, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Currently, we have only manufactured our CAR-T cell therapy product candidates for clinical trials. In addition, since we are in the early stages of clinical development, we do not know the doses to be used in later phase 2 or pivotal phase 3 clinical trials necessary to evaluate the efficacy of our product candidates, which will affect the manufacturing requirements for our product candidates. Finding a suitable dose, such as a MTD or, as applicable, a RP2D, for our cell therapy product candidates may delay our anticipated clinical development timelines and prolong our clinical trials. Accordingly, our expectations regarding our costs of manufacturing may vary significantly as we develop our product candidates and understand these critical factors. Such factors may delay or keep us from bringing a product candidate to market and could decrease our ability to generate sufficient product revenue, which could harm our business, financial condition, results of operations, and prospects.
Manufacturing our product candidates is complex and we could experience manufacturing problems during our clinical trials, which could delay or limit commercialization of our product candidates.
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
Our business is highly dependent on the success of our product candidates, which will require significant additional human clinical trials before we can seek regulatory approval and potentially commercialize our product candidates. If we are unable to advance our clinical trials and obtain regulatory approval for, and successfully commercialize, our product candidates for the treatment of patients in approved indications, or if we are substantially delayed in doing so, our business will be materially harmed.
Our business and future success depends on our ability to advance our product candidates through preclinical studies and clinical trials, obtain regulatory approval for, and successfully commercialize, our product candidates. The failure of our product candidates in clinical trials, or the failure of other companies’ allogeneic anti-CD19 CAR-T and allogeneic anti-BCMA CAR-T cell therapies, including for reasons due to safety, efficacy, or the durability of response, may impede our ability to develop our CAR-T cell therapy programs and product candidates and may significantly influence physicians’ and regulatory authorities’ opinions with regard to the viability of our entire pipeline of allogeneic cell therapies. In order to submit IND applications for our other product candidates, we will need to complete many objectives, such as our preclinical research of product candidates still in discovery and advancement of cGMP conditions for our product candidates. If we are unable to achieve any of these objectives, we may not be able to submit other IND applications in a timely manner or at all, which would significantly harm our business.
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
We have limited financial and managerial resources. We are focused initially on allogeneic CAR-T cell therapies and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to that product candidate.
If we experience delays or difficulties enrolling patients in the clinical trials for our product candidates, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.
The timely completion of clinical trials depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may encounter delays in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials and, even if patients are enrolled, they may withdraw from our clinical trials before completion. For our current clinical trials, we have entered into contracts with CROs, as well as clinical trial agreements with the sites participating in our clinical trials. Patient selection and enrollment may be challenging; additionally, the protocols for our ongoing clinical trials specifically exclude patients with certain prior treatments as well as other conditions. Additionally, even after the FDA clears an IND for one of our product candidates, our clinical trials may not commence immediately if we are negotiating clinical trial agreements with clinical sites, conducting site initiation visits, or waiting for the sites to receive IRB approval. Due to competition from other clinical trials within the same therapeutic area at clinical sites, particularly with autoimmune diseases, sites may drop out or take longer to start up and enroll trials. Thus, we may not treat the first patient in a clinical trials for several months, or even for a year, after IND clearance.
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
Clinical trials are expensive, time-consuming, and subject to uncertainty. Our clinical trials may not be conducted as planned or completed on schedule, if at all completed. Issues may arise that could suspend or terminate our clinical trials. A failure of one or more of our clinical trials may occur at any stage of testing, and our future clinical trials may not be successful.
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
Our product candidates are in various stages of preclinical and clinical development. If we encounter safety or efficacy problems in our ongoing or future studies, our developmental plans and business could be materially harmed. Product candidates in later stages of clinical trials may fail to show the desired safety profiles and efficacy results despite having progressed through initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulatory agencies may require us, to conduct additional clinical trials or preclinical studies. Although we recently incorporated partial HLA matching in our ANTLER and GALLOP phase 1 clinical trials, after a retrospective analysis of all patient data in our ANTLER phase 1 trial demonstrated that patients who received a dose of CB-010 manufactured from a donor with at least four matching HLA alleles with the patient resulted in improved PFS compared to patients who received a single dose of CB-010 from a donor with fewer than four matching HLA alleles, there can be no assurances that partial HLA matching will increase efficacy and/or durability and there may be other donor characteristics that prove to be more relevant.
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
If and when each of our phase 1 clinical trials for our CAR-T product candidates is completed and, assuming positive data, we will propose to the FDA that such product candidate advance to a pivotal phase 3 clinical trial. Although the FDA has found substantial evidence to support approval outside of the traditional phase 1, phase 2, and phase 3 framework for the approved autologous anti-CD19 and anti-BCMA CAR-T cell therapies, the general approach for FDA approval of a new biologic is for the sponsor to provide dispositive data from at least two adequate and well-controlled clinical trials of the relevant biologic in the applicable patient population. Such clinical trials typically involve hundreds of patients, have significant costs, and take years to complete. We do not have agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. In the event that the FDA requires us to conduct clinical trials with more patients than planned or to add additional clinical trials for our product candidates or to compare our product candidates against certain approved therapies, we may not have the funding to enlarge or conduct such trials and we may not be able to raise sufficient funding to do so, which could delay or prevent commercialization of our product candidates.
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

In June 2024, in Loper Bright Enterprises v. Raimondo, U.S. Supreme Court overruled the 1984 Chevron USA v. National Resources Defense Council doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Loper decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Furthermore, there is substantial uncertainty as to how, if at all, the new Administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. We are reliant on regulators having the resources necessary to evaluate and approve our product candidates. In the United States, a partial federal government shutdown halted the work of many federal agencies and their employees from late December 2018 through late January 2019. A subsequent extended shutdown or, pursuant to the new Administration’s actions in early 2025 to freeze or reduce the federal workforce, significant reductions of, or disruptions to, staffing and resources available to government agencies could result in reductions or delays of FDA’s activities, including with respect to our ongoing clinical trials, the manufacturing of our product candidates, and regulatory approvals for our product candidates. There is currently substantial volatility and uncertainty surrounding the role and activities of federal regulatory agencies and their future, including potential workforce reductions. Although it is impossible to predict what governmental changes may occur, the impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our products.
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
We expect the innovative nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with the development of allogeneic T cell cell therapies for cancer and other diseases. We may also request regulatory approval of future CAR-T cell therapy product candidates by target, regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials have only involved cancers of certain types or origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data. The opinion of an Advisory Committee, although not binding, may have a significant impact on our ability to obtain marketing approval of our product candidates based on our completed clinical trials, as the FDA often adheres to an Advisory Committee’s recommendations. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.
The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.
Because we are developing CAR-T cell therapy product candidates that are unique biological entities, the regulatory requirements to which we will be subject are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. Gene therapy clinical trials are also subject to additional review and oversight by an IBC. Although the FDA decides whether individual gene therapy protocols may proceed, review processes and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the study and cleared its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. In addition, regulatory agencies, including the FDA, develop and issue guidance documents with which we, in practice, must comply, even if the agencies state that the documents only represent the current thinking of the agencies and are not binding. These documents may provide additional guidance and recommendations regarding the testing, design, development, and manufacturing of cell therapy products. Failure to comply with such regulatory agency guidance could delay or prevent regulatory approval of our product candidates. The content of such guidance documents may change in the future, which could add to the cost, time, and resources that are required for completion of our preclinical studies, clinical trials, or regulatory approvals.
There is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies, and guidance, and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit, or delay development and regulatory approval of our product candidates, which would adversely affect our business.
As a result of efforts under the new Administration, FDA-regulated industries, such as ours, face substantial uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and, if our product candidates receive regulatory approval, during future commercialization. Some of these efforts have manifested to date in the form of workforce reduction measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) related to funding for medical research, which could negatively impact the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or could increase the costs to us of conducting clinical trials on our product candidates.
There remains general uncertainty regarding other government agencies under the new Administration, such as the SEC, USPTO, DOJ, Federal Trade Commission (“FTC”), and Internal Revenue Service (“IRS”), among others. The new Administration could issue or promulgate executive orders, regulations, policies, or guidance that adversely affect us or create a more challenging or costly environment to conduct business and to pursue the development of our product candidates and research programs. We could be negatively impacted by future governmental orders, regulations, policies, or guidance of the new Administration, which could have a material adverse effect on us and our business. Additionally, court challenges to the new Administration’s changes may delay certainty around such executive orders, regulations, policies, guidance, and workforce reductions, and different courts may issue conflicting rulings.
If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain, or face delays in obtaining, FDA approval of the companion diagnostic, we will not be able to commercialize our product candidates.
According to FDA guidance, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a therapeutic product or new product indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may decide to use a diagnostic for our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to benefit from our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain the rights to such diagnostic, which would be subject to regulatory approval requirements. The process of obtaining or developing such a diagnostic is time consuming and costly and we may not be able to either develop such a diagnostic or receive appropriate and timely regulatory approval. Furthermore, the classification, approval, or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who fit the criteria and indications that are reviewed and authorized by FDA.

We may not receive additional priority review, such as RMAT designation, breakthrough therapy designation, or fast track designation, by the FDA for our allogeneic CAR-T cell therapies.
We may continue to apply for certain expedited programs in the United States, such as RMAT, breakthrough therapy, fast track, or priority review programs. The FDA granted RMAT designation for our CB-010 product candidate for r/r LBCL as well as fast track designation for r/r B-NHL and SLE. Additionally, the FDA granted fast track designation for our CB-011 product candidate in r/r MM and our CB-012 product candidate in r/r AML. Although obtaining each of these designations has specific and different criteria, they are reserved for therapeutic products that are intended for serious diseases, and each designation offers certain benefits to prioritize the review and approval of such therapeutic option, which may include rolling reviews, intensive guidance, or approval based on surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a drug’s clinical benefit. However, there is no assurance that we will be able to obtain such designations in the future and, even with expedited designation, we may ultimately fail to obtain FDA’s full approval for our product candidates, or the approved indication may be narrower than the indication covered by the designation.

We may continue to seek orphan drug designation for our allogeneic CAR-T cell therapy product candidates across various indications, but we may not be able to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
We may submit applications to FDA for additional orphan drug designation for our allogeneic CAR-T cell therapy product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

Although we received orphan drug designation from the FDA for our CB-010 product candidate in FL, for our CB-011 product candidate in the treatment of r/r MM, and for our CB-012 product candidate in the treatment of r/r AML, we may not be able to obtain additional designations for other indications or for our other product candidates as the FDA may decline future requests if it determines that our product candidates and the proposed indications do not meet the threshold for the orphan drug designation. Even if we obtain additional orphan drug designations, we may not be the first company to obtain FDA approval for the orphan drug indication, in which case exclusive marketing rights would not be available to us. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective, we are unable to ensure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products.
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
Our allogeneic CAR-T cell therapy product candidates will be regulated as biological products, or biologics, and therefore may be subject to uncertainty regarding regulatory exclusivity or maintaining regulatory approval.
Under the BPCIA, the FDA has the authority to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. An application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. We believe that our product candidates should qualify for the 12-year period of exclusivity. However, some uncertainty over interpretation of the law remains, and there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, critics of the 12-year exclusivity period in the biosimilar pathway law may continue to seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law’s provisions regarding which new products receive data exclusivity. Also, the FDA is considering whether subsequent changes to a licensed biologic would be protected by the remainder of the reference product’s original 12-year exclusivity period (a concept known in the generic drug context as “umbrella exclusivity”). If the FDA were to decide that umbrella exclusivity does not apply to biological reference products or were to make other changes to the exclusivity period, this could expose us to biosimilar competition at an earlier time. There also have been, and may continue to be, legislative and regulatory efforts to promote competition through policies enabling easier generic and biosimilar approval and commercialization, including efforts to lower standards for demonstrating biosimilarity or interchangeability, eliminate the standard for interchangeability and declare by law that all biosimilars are de facto interchangeable with their reference products, limit patents that may be litigated and/or patent settlements, implement preferential reimbursement policies for biosimilars, and pass new laws requiring more disclosure in the FDA’s Purple Book.
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
Following the United Kingdom’s exit from the EU in 2020 (commonly referred to as “Brexit”), the EU and United Kingdom entered into the EU-UK Trade and Cooperation Agreement, which was entered into force permanently on May 1, 2021. The agreement provides details on how some aspects of the United Kingdom and the EU’s relationship regarding pharmaceutical products will operate; however, there are still many uncertainties. Since the regulatory framework in the United Kingdom covering pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory requirements for product candidates and products in the United Kingdom as there is now potential for the UK regulations to diverge from the EU regulations. In the meantime, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the medicines and medical devices regulator in the United Kingdom, has published detailed guidance for industry and organizations to follow as of January 1, 2021, which is updated as necessary. A number of new marketing authorization routes have been introduced post-Brexit under the UK Human Medicines Regulations 2012 (SI 2012/1916) to allow for quick recognition of products that are approved in the EU and to allow greater flexibility in the UK procedures (such as a “rolling review” that permits the submission of an application in modules). As of January 1, 2024, the MHRA is applying its new International Recognition Procedure (“IRP”) to medicines approved in other jurisdictions (including by the FDA and EMA) that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a marketing authorization in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could harm our business.
Negative public opinion and increased regulatory scrutiny of genetic research and therapies involving genome editing may damage public perception of our product candidates generated through genome editing or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.
The CRISPR chRDNA genome-editing technologies that we use are novel, and public perception may be influenced by claims that genome editing is unsafe, and therapeutic products generated through genome editing may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in our targeted diseases prescribing our product candidates, if approved for marketing, as treatments in lieu of, or in addition to, existing, more familiar treatments for which greater clinical data may be available. Any increase in negative perceptions of genome editing may result in fewer physicians prescribing our treatments or may reduce the willingness of patients to accept our products. In addition, given the nature of genome-edited and CAR-T cell therapies in general, governments may place import, export, or other restrictions in order to retain control or limit the use of such technologies. Increased negative public opinion or more restrictive government regulations, either in the United States or internationally, could have a negative effect on our business or financial condition and may delay or impair the commercialization of our product candidates or demand for such products.

In particular, genome-editing technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the potential application of genome-editing technology to human embryos or the human germline. We do not apply genome-editing technologies to human embryos or the human germline. In April 2016, a group of scientists reported on their attempts to edit the genome of human embryos to modify the gene for hemoglobin beta. This is the gene in which a mutation occurs in patients with the inherited blood disorder beta thalassemia. Although this research was purposefully conducted in embryos that were not viable, the work prompted calls for a moratorium or other types of restrictions on genome editing of human eggs, sperm, and embryos. Additionally, in November 2018, a researcher at the Southern University of Science and Technology in Shenzhen, China, reportedly claimed they had created the first human genome-edited babies, which was subsequently confirmed by Chinese authorities and was negatively received by the public, in particular by those in the scientific community. In the wake of the claim, the World Health Organization established a new advisory committee to create global governance and oversight standards for human genome editing. In 2021, the advisory committee published literature that provides a framework and recommendations for human genome editing, including human germline genome editing, while advising that it is premature to proceed with clinical application of germline human genome editing. The Alliance for Regenerative Medicine in Washington, D.C. has called for a voluntary moratorium on the use of genome-editing technologies, including CRISPR, in research that involves altering human embryos or human germline cells and has also released a bioethical framework of principles for the use of genome editing in therapeutic applications endorsed by a number of companies that use genome-editing technologies. Similarly, the NIH has announced that it would not fund any use of genome-editing technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed.
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
The use of CAR-T as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, and others in the medical community. Ethical, social, and legal concerns about genome editing could result in the development of additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in significant part, on the acceptance of physicians, patients, and healthcare payors of products generated through genome editing in general, and our allogeneic CAR-T cell therapy product candidates in particular, as medically necessary, cost-effective, safe, and effective therapies. We expect physicians in the large bone marrow transplant centers to be particularly important to the market acceptance of our allogeneic CAR-T cell therapy product candidates and we may not be able to adequately educate them on the benefits and risks associated with the use of our product candidates to address concerns and foster acceptance, for many reasons. For example, certain of the product candidates that we may develop target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death.
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
The biopharmaceutical industry, and the cell therapy and genome editing industries specifically, is characterized by intense competition and rapid innovation. Our potential competitors include major multi-national pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, and universities and other research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staffs, established manufacturing capabilities and facilities, clinical trial expertise, and marketing organizations with well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies that have greater resources. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated on our competitors. Competition may increase further as a result of advances in the commercial applicability of genome editing or other new technologies and greater availability of capital for investment in these industries. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for participation in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. In addition, due to the intense research and development taking place in the genome-editing field, including by us and our competitors, the intellectual property landscape is in flux and highly competitive. There may be significant intellectual property-related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property rights in the future. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, have broader acceptance and higher rates of reimbursement by third-party payors, or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, genome-editing technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitor products. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, and availability of reimbursement.
Our focus is on the development of cell therapies using our chRDNA genome-editing technology. Our allogeneic CAR-T cell therapy product candidates face significant competition from multiple companies developing allogeneic cell therapies as well as developing and marketing autologous cell therapies. Autologous T cell therapies directed at CD19 have been commercialized by Novartis AG (Kymriah®), Kite Pharma, Inc., a Gilead Sciences, Inc. company (Yescarta®, Tecartus®), and Bristol-Myers Squibb Company (Breyanzi®) and are witnessing increased adoption in the marketplace. Autologous cell therapies directed at BCMA have been commercialized by 2seventy bio, Inc., with their partner Bristol-Myers Squibb Company, (Abecma®) and Legend Biotech Corporation with their partner, Janssen Biotech Inc., a Johnson & Johnson company, (Carvykti®). Both Abecma and Carvykti cell therapies have succeeded in pivotal trials in earlier lines of r/r MM and are expected to gain label extensions into this market.
There are numerous preclinical- and clinical-stage autologous and allogeneic anti-CD19 and anti-BCMA CAR-T programs and product candidates, some of which will be competitive with our CB-010 and CB-011 product candidates, respectively. Additionally, other companies are developing allogeneic CAR-T cell therapies for AML. Allogeneic T cell therapies are being developed by Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., AvenCell Therapuetics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Fate Therapeutics, Inc., Gracell Biotechnologies, an AstraZeneca PLC company, Imugene Limited, Kite Pharma, Inc.( a Gilead Sciences, Inc. company), Legend Biotech Corporation, March Biosciences, Inc., F. Hoffman-La Roche Ltd (through its acquisition of Poseida Therapeutics, Inc.), Sana Biotechnology, Inc., and Vor Biopharma Inc., among others. Autologous T cell therapies are being developed by a number of additional companies, including but not limited to, 2seventy bio, Inc., Adaptimmune Therapeutics PLC, Alaunos Therapeutics, Inc., Arcellx, Inc., Arsenal Biosciences, Inc., Astellas Pharma Inc. Autolus Therapeutics plc, AvenCell Therapeutics, Inc., Bristol-Myers Squibb Company, Cabaletta Bio, Inc., CARGO Therapeutics, Inc., Eureka Therapeutics, Inc., Gracell Biotechnologies Inc., (an AstraZeneca PLC company), Iovance Biotherapeutics, Inc., Janssen Biotech, Inc., Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Kyverna Therapeutics, Inc., Legend Biotech Corporation, Lyell Immunopharma, Inc., March Biosciences, Inc., Miltenyi Biotec, Mustang Bio, Inc., Novartis AG, Precigen, Inc., Regeneron Pharmaceuticals, Inc. (through its acquisition of 2seventy bio, Inc. research pipeline), F. Hoffman-La Roche Ltd (through its acquisition of Poseida Therapeutics, Inc.), TCR² Therapeutics Inc., Triumvira Immunologics Inc., TScan Therapeutics, Inc., and Vor Biopharma Inc. Multiple biotechnology and pharmaceutical companies are developing other directly competitive technologies, such as small molecule, antibody, bi-specific antibody, and antibody-drug conjugates.
Several companies are also exploring the use of CAR-T cell therapies for the treatment of autoimmune diseases, often including against the same targets as in the oncology field (e.g., CD19, BCMA). Such autoimmune disorders include LN, SLE, pemphigus vulgaris, myasthenia gravis, and multiple sclerosis. These companies include, but are not limited to, BRL Medicine Inc., Fate Therapeutics, Inc., Kite Pharma, Inc. (a Gilead Sciences, Inc. company), Kyverna Therapeutics, Inc., Luminary Therapeutics, Inc., Nkarta, Inc., and Sana Biotechnology, Inc. in allogeneic cell therapies; and Atara Biotherapeutics, Inc., Autolus Therapeutics plc, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., Cartesian Therapeutics, Inc., Century Therapeutics, Inc., iCell Gene Therapeutics Inc., JW (Cayman) Therapeutics, Co. Ltd, Kyverna Therapeutics, Inc., Lyell Immunopharma, Inc., and Novartis AG in autologous cell therapies. We also face competition from non-cell-based treatments for autoimmune diseases offered by companies such as Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, F. Hoffman-La Roche Ltd., GlaxoSmithKline Capital plc, Merck & Co., Inc., and Pfizer Inc.
Although we believe that our scientific expertise, novel technologies, and intellectual property position in genome editing offer competitive advantages, we face competition from multiple other genome-editing technologies and companies. Other companies developing CRISPR-based technologies include, among others, Arbor Biotechnologies, Inc., Beam Therapeutics Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc., Mammoth Biosciences, Inc., Metagenomi, Inc., and Scribe Therapeutics, Inc. Companies developing other genome-editing technologies include, among others, Allogene Therapeutics, Inc., Cellectis S.A., Precision BioSciences, Inc., Prime Medicine, Inc., Sangamo Therapeutics, Inc., and Wave Life Sciences Ltd.
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
Our business is heavily regulated and therefore involves significant interaction with public officials, including, potentially in the future, officials of non-U.S. governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, if our product candidates receive regulatory approval, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. We may engage third parties to sell our product candidates outside the United

States if we receive regulatory approval in such jurisdictions for our product candidates. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. The SEC and the DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. For these reasons, we may be required to expend resources related to training and compliance under FCPA and other anti-corruption laws. There is no certainty that all our employees, suppliers, CMOs, CROs, or other third parties providing services to us will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We can be held liable for the corrupt or other illegal activities of our employees, consultants, and other collaborators, even if we do not explicitly authorize or have actual knowledge of these activities.
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

In addition, if we receive sensitive personally identifiable information, including health information, we may be subject to state laws requiring notification of affected individuals and state regulators if a breach of personal information occurs, which is a broader class of information than the health information protected by HIPAA. Some state health information privacy laws carry a private right of action in addition to regulatory enforcement actions that can be brought by state attorneys general.
We cannot assure you that we, our CROs, our clinical trial sites, and our clinical trial principal investigators with access to personally identifiable and other sensitive or confidential information relating to the patients in our clinical trials will not breach contractual obligations, or that we or they will not experience data security breaches or attempts thereof. This could have a corresponding effect on our business, including putting us in breach of our obligations under federal and state privacy laws and regulations as discussed above, which could in turn adversely affect our business, financial condition, results of operations, and prospects. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information.
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which could have a material adverse effect on our business, financial condition, results of operations, or prospects.
The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, many jurisdictions have established their own data security and privacy frameworks. In the United States, there are a broad variety of data protection laws that are either currently in place or under way and a wide range of enforcement agencies at both the state and federal levels have the authority to review companies for privacy and data security concerns based on general consumer protection laws. The FTC, and state attorneys general have been aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the CCPA, which went into effect on January 1, 2020, provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Additionally, the CCPA was amended by the California Privacy Rights Act (“CPRA”), which significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in, or are being considered by, other states. Certain other states have enacted similar comprehensive privacy and security laws. The enactment of these laws in other states results in potentially conflicting requirements, which would make compliance challenging and costly.
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

Risks Relating to Intellectual Property
If we do not possess the necessary intellectual property rights covering our CRISPR chRDNA genome-editing technologies, our product candidates, or other proprietary technologies, we may not be able to block competitors or to compete effectively in the market.
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
The USPTO requires compliance with various procedural, documentary, fee payment, and other similar provisions during the patent application process. The ultimate outcome of our pending patent applications is uncertain and the coverage claimed in a patent application can be significantly reduced before the patent is granted. Even as our patent applications, or those of our licensors, currently or in the future, grant as patents, they may not grant in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, dissuade companies from collaborating with us, or otherwise provide us with any competitive advantage. Periodic maintenance fees on granted patents are also required to be paid over the lifetime of the patent. Although an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with applicable laws and regulations, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in the loss of patent rights. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees, failure to properly legalize and submit formal documents, and the like. If we experience noncompliance events that cannot be corrected and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business.
Composition of matter patents for biological and pharmaceutical products, such as CAR-based cell therapy products, often provide a strong form of intellectual property protection as such patents provide protection without specifying any particular method of use or manufacture. Methods of use patents can protect particular applications of a product or the manufacturing of a product; however, such method claims do not prevent a competitor from using a product that is identical to our product for an indication that is outside the scope of the patented method of use or making a product that is identical to our product using a different method of manufacturing. Our allogeneic CAR-T cell therapy product candidates do not contain our chRDNA genome-editing technology; rather, our chRDNA guides are used in manufacturing our CAR-T cell therapy product candidates. It is virtually impossible to determine whether a competitor has infringed our

chRDNA patents in making their products. Thus, even if we obtain patent protection on certain aspects of our technologies, such protection may not be enough to block our competitors from entering the market.
Third-party claims of intellectual property infringement may prevent or delay our ability to commercialize our product candidates.
The fields of CAR-T cell therapies and genome editing are relatively new. Due to the widespread research and development that is taking place in these fields, including by us and our competitors, the intellectual property landscape is in flux and may remain uncertain for the foreseeable future. There may be significant litigation and administrative proceedings that could affect our genome-editing technologies and product candidates.
Our commercial success depends upon our ability to develop, manufacture, market, and sell product candidates that we may develop or license without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Numerous U.S. and foreign granted patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As industry, government, academia, and other biotechnology and pharmaceutical research expands and more patents are granted, the risk increases that our genome-editing technologies or product candidates may give rise to claims of infringement of the patent rights of others. Our genome-editing technologies, current and future product candidates, or the use or manufacture of such product candidates may currently or in the future infringe third-party patents. There may be third-party patents with claims to compositions, methods of manufacture, or methods of use or treatment that could cover our current or future product candidates. It is possible that we may fail to identify relevant third-party patents or applications. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Thus, although we have a substantial patent portfolio, we cannot be certain that we were the first to file any patent application related to our genome-editing technologies or product candidates. Furthermore, patent rights are granted jurisdiction-by-jurisdiction, and our freedom to practice certain genome-editing technologies, including our ability to research, develop, and commercialize our product candidates, may differ by country.
Numerous third-party U.S. and foreign granted patents and pending patent applications exist in the fields of cell therapy and CRISPR genome editing, including those relating to CAR and CAR-T cell therapy compositions, components (including specific co-stimulatory regions), and methods of use as well as those relating to CRISPR-Cas9 and CRISPR-Cas12a systems and methods of use. Our CB-010 product candidate uses Cas9 chRDNAs to insert the CD19-specific CAR into the T cell genome and for an additional edit. Numerous third parties have intellectual property relating to RNA-guided Cas9 genome editing. See Risk Factors - “Our ability to continue to receive licensing revenue and to enter into new licensing arrangements related to the foundational CRISPR-Cas9 intellectual property will be substantially impaired if such intellectual property is limited by administrative patent proceedings or other patent challenges,” in Item 1A of this Annual Report on Form 10-K. Our CB-011 product candidate and our CB-012 product candidate both use Cas12a chRDNAs to insert the CAR into the T cell genome and to make additional edits. We are aware of certain third-party patents relating to CRISPR-Cas12a genome-editing systems. There is ongoing patent litigation over various third-party CAR patents, and there is the potential that unexpired patents that survive that litigation could be asserted against us.
Third parties may assert that our product candidates infringe their patents, including those mentioned above. Under 35 U.S.C. 271(e)(1), conducting clinical trials and other activities related to seeking regulatory approval in the United States for therapeutic products are generally not considered act of patent infringement, and similar exemptions are present in other countries. However, third parties may claim that certain of our activities are outside of the safe harbor provision because, for example, such activities are allegedly not reasonably related to the development and submission of information to the FDA for regulatory approval. Upon regulatory approval, third parties may assert infringement claims based on existing patents or patents that may be granted prior to our BLA filing, regardless of the merit of such claims. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, ownership, or priority. Patents in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. In order to successfully challenge the validity of any U.S. patent in federal court, we would need to overcome this presumption of validity, and there can be no assurance that a court of competent jurisdiction would invalidate the patent. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop, including CB-010, CB-011, and CB-012, as well as any other product candidates or technologies covered by the asserted third-party patents.

If any third-party patents were held by a court of competent jurisdiction to cover our genome-editing technology used in manufacturing our product candidates or any product candidate itself or its indication, the holders of those patents may be able to block our ability to commercialize the product candidate unless and until we obtained a license under the applicable patents, or the patents expire, or are held to be not infringed, unpatentable, invalid, or unenforceable. We may not be able to obtain a license to the blocking patents, or the terms of the license may not be commercially viable. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and it could require us to make substantial upfront, milestone, and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be blocked or delayed, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
There is uncertainty regarding the patentability of certain inventions in the biotechnology and pharmaceutical areas. Recent decisions by the U.S. Supreme Court have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in particular situations. For example, in Association for Molecular Pathology v. Myriad Genetics, Inc., the Supreme Court ruled that a “naturally occurring DNA segment is a product of nature and not patent eligible merely because it has been isolated,” and invalidated Myriad Genetics’ claims on isolated BRCA1 and BRCA2 genes. To the extent that our claims relate to naturally occurring antibodies or proteins, these may be deemed to be directed to natural products or to lack an inventive concept above and beyond an isolated natural product, and a court may decide the claims are invalid under the Myriad decision. Depending on future actions by Congress, the federal courts, the USPTO, and the relevant law-making bodies, as well as courts and patent offices in other countries, the laws and regulations governing patents could change in unpredictable ways that may weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future, which could have a material adverse effect on our existing patent portfolio and those of our licensors.
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
The scFv in our CB-012 product candidate, an allogeneic anti-CLL-1 CAR-T cell therapy, is exclusively licensed to us in the field of allogeneic cell therapy by MSKCC. To maintain the license, we are required to pay annual license fees and to meet certain diligence milestones within specified periods of time. We may extend these periods by a certain number of months upon payment of additional fees. If we materially breach, and do not cure, the MSKCC Agreement, MSKCC may terminate the MSKCC Agreement, in which case we would not be able to continue the development of CB-012 or any other licensed CLL-1 product candidate.
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
We have an exclusive license from UC and Vienna in all fields to the CVC IP, having as inventors Drs. Jennifer A. Doudna, Emmanuelle Charpentier, Martin Jinek, and Krzysztof Chylinski. We have entered into over 30 sublicenses, both exclusive and non-exclusive, to this CRISPR-Cas9 intellectual property in combination with licenses to our own Cas9 intellectual property (and sometimes in combination with a sublicense to the Vilnius Cas9 patent family we licensed from Pioneer) in a variety of fields (e.g., human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications, etc.). We are also required to share with UC/Vienna a percentage of sublicensing revenue we receive including cash and equity. These sublicense agreements are an important source of revenues for us while we are developing our own product candidates. Furthermore, we must reimburse UC/Vienna for the patent prosecution and maintenance costs associated with the CVC IP, which are substantial in light of all the disputes outlined below.
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
The CVC IP is, and has been, the source of several disputes in the USPTO, the EPO, and other patent offices. At the time the CVC IP was first filed (May 25, 2012), the United States was under a first-to-invent patent system; thus, if two or more patent applications or one or more patents and one or more patent applications claimed the same invention, the USPTO would determine the inventorship. Specifically, the Broad Institute Inc. and Massachusetts Institute of Technology and, in some instances, the President and Fellows of Harvard College (individually and collectively, “Broad”), owns a patent family (having an earliest filing date of December 12, 2012) that includes granted patents in the United States and Europe that claim certain aspects of CRISPR-Cas9 systems to edit DNA in eukaryotic (i.e., plant and animal) cells, including human cells. In January 2016, the Patent Trial and Appeal Board (“PTAB”) of the USPTO declared an interference (Interference No. 106,048, or the ’048 interference) between one of the then-pending U.S. patent applications (now U.S. Patent No. 10,266,850) included in the CVC IP and 12 granted U.S. patents owned jointly by the Broad to determine which set of inventors invented first and, thus, was entitled to patents on the invention in the United States. The PTAB concluded at the end of the motions phase that the declared interference should be discontinued (and not progress to the priority phase) because the involved claim sets were considered patentably distinct from each other. Following appeal by the CVC group, in September 2018, the U.S. Court of Appeals for the Federal Circuit (“CAFC”), affirmed the PTAB’s decision to terminate the interference proceeding without determining which inventors actually invented the use of the CRISPR-Cas9 genome-editing technology in eukaryotic cells. In June 2019, the PTAB declared another interference (Interference No. 106,115, or the ’115 interference) between 14 pending U.S. patent applications in the CVC IP and 13 patents and a patent application co-owned by the Broad. The Broad patents include those that were the subject of the ’048 interference. In February 2022, the PTAB issued its decision that the Broad inventors were the first to invent the use of CRISPR-Cas9 genome editing in eukaryotic cells. The owners of the CVC IP appealed this decision to the CAFC, which held an oral hearing on May 7, 2024, and the parties are waiting for a decision from the CAFC.
In addition to the Broad, ToolGen, Inc., MilliporeSigma (a subsidiary of Merck KGaA), and Harvard University, each filed patent applications claiming CRISPR-Cas9-related inventions after the CVC IP was first filed (October 23, 2012 in the case of ToolGen patent family; December 6, 2012 in the case of the MilliporeSigma patent family; and December 17, 2012 in the case of the Harvard University patent family) and have each alleged that they invented one or more of the inventions claimed in the CVC IP before the CVC inventors did. In December 2020, the PTAB declared an interference (Interference No. 106,127, or the ’127 interference) between a ToolGen patent application that claims certain aspects of CRISPR-Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same 14 pending U.S. patent applications in the CVC IP that are involved in the appeal of the ’115 interference. The motions phase of this interference has concluded, and the priority phase is suspended until the CAFC appeal is decided. Additionally, the PTAB declared an interference (Interference No. 106,126) at the same time between the same ToolGen patent application and the Broad patents and patent application in the appeal of the ’115 interference; the motions phase has concluded, and this interference is also suspended until the CAFC appeal is decided. In June 2021, the PTAB declared an interference (Interference No. 106,132 or the ‘132 interference) between a MilliporeSigma patent application that claims methods for using CRISPR-Cas9 systems to edit DNA in eukaryotic cells, including human cells, and the same 14 pending U.S. applications in the CVC IP that are involved in the ‘115 and ‘127 interferences. This interference completed the motions phase and is also suspended until the CAFC appeal is decided. Also in June 2021, the PTAB declared an interference (Interference No. 106,133) between the same MilliporeSigma patent application and the Broad patents and patent applications in the ‘115 and ‘126 interferences; the motions phase has concluded, and this interference is also suspended until the CAFC appeal is decided. We do not know the impact of a decision by the CAFC in the appeal of the ‘115 interference on these suspended interferences.
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
In light of the uncertainty surrounding the CVC IP, certain third parties have negotiated royalty-stacking provisions in their sublicenses with us, whereby they can deduct from what they owe to us a certain percentage of royalties they pay to other parties with CRISPR-Cas9 patents (such as to the Broad). Furthermore, other third parties have adopted a “wait and see” approach and are not entering into license agreements with us or third parties until all the uncertainty surrounding inventorship and priority among the groups with CRISPR-Cas9 patents is resolved. If patents in the CVC IP are invalidated, certain of our sublicensees may wish to renegotiate their license agreements with us or may terminate for convenience. If this happens prior to commercialization of our own product candidates, we could lose a source of revenues while still remaining responsible for reimbursing UC for costs of prosecuting and maintaining the remaining CVC IP.
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
We seek to protect these trade secrets and other confidential information, in part, by entering into non-disclosure or confidentiality agreements with parties who have access to them, such as our employees, collaborators, CMOs, CROs, clinical trial site personnel and investigators, consultants, and other third parties. We also enter into confidentiality and invention assignment agreements with our employees and our agreements with consultants include invention assignment obligations. We seek to preserve the integrity and confidentiality of our data, know-how, and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our confidential information will be effective. Our trade secrets and other confidential information may be inadvertently or illegally disclosed and competitors may gain access to our trade secrets.
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
Furthermore, others may independently discover our trade secrets or other confidential information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we consider to be confidential, including trade secrets, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position will be materially harmed.
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
•we may not detect that a third-party is infringing our intellectual property rights;
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
Risks Relating to our Relationships with Third Parties
We rely on third parties to supply the materials for, and the manufacturing of, our clinical product candidates, and, if such product candidates receive regulatory approval, we may continue our reliance on third parties for manufacturing our commercial products. Our continued success is subject to the performance of these third parties.
We currently do not have clinical-scale manufacturing capabilities, nor do we have any immediate plans to develop such capabilities; thus, we must rely on third-party CMOs to manufacture clinical supplies for our product candidates. We currently rely on five different CMOs to supply materials to additional CMOs that manufacture CB-010, CB-011, and CB-012 product candidates for our phase 1 clinical trials. We anticipate that we may need to engage other suppliers and CMOs for our clinical trials with our product candidates.
We receive the CRISPR chRDNA guides used for genome editing from one CMO, the Cas proteins (Cas9 in the case of CB-010 and Cas12a in the case of CB-011 and CB-012) from another CMO, the virus used to insert the CAR into the T cell genome from another CMO located outside the United States, and our healthy donor cells from multiple sources. The CMO that supplies the virus receives plasmid from another supplier used in the manufacture of the viral material. Other CMOs use all of these materials to manufacture the CAR-T products. Coordination is essential to ensure that the various materials are received in time by the CMOs manufacturing the T cell products for us, and in the correct amounts, for manufacturing runs. The manufactured CAR-T products then undergo a series of release testing. There can be no assurance that we will not experience supply or manufacturing issues in the future; particularly, given our reliance on single-source suppliers, some of which are small companies with limited resources and experience to support clinical, and ultimately commercial, products. We cannot ensure that these suppliers will remain in business or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purposes. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand if we must switch to a new supplier or CMO. The time and effort to qualify a new supplier or CMO, including to meet any regulatory requirements for such qualification, could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results. Furthermore, we may be unable to enter into agreements with a new supplier on commercially reasonable terms, which could have a material adverse impact on our business, financial condition, results of operations, and prospects.
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
One of our CMOs that manufacturers our CAR-T cell therapy product candidates is a company that currently has ties to China, and we expect to continue to use this CMO for some of our manufacturing in the near future. U.S. lawmakers have urged the U.S. government to investigate CMOs and CROs that have ties to China to ensure that sensitive U.S. biotechnology intellectual property is not transferred to China. Any such investigations or other regulatory actions could affect the ability of this CMO to provide services to us in a timely manner. Although the BIOSECURE Act was not passed by Congress, given the current uncertain political and legislative environment, particularly under the new Administration, it is unclear what form the BIOSECURE Act or similar legislation will take in the future and whether or when it will be enacted into law. As a result, we may need to seek additional alternative CMOs. Although we believe we will be able to identify and contract with one or more alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. Additionally, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our CAR-T cell therapy product candidates, including recently imposed tariffs by the new Administration. Such events could result in a lack of supply for our clinical trials, which could harm our business.
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
We do not yet have sufficient information to reliably estimate the cost of manufacturing our product candidates for commercialization, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. Our product candidates have not been manufactured at commercial scale, may not be able to achieve commercial manufacturing, and we may be unable to create a product inventory necessary to satisfy demands for any of our product candidates following approval. As a result, we may never be able to develop a commercially viable product. We recently incorporated partial HLA matching in our ANTLER phase 1 clinical trial and we believe that we will be able to manufacture sufficient materials to support this effort; however, there can be no assurances that we will be successful in manufacturing additional batches in a timely manner in order to supply our clinical trials.
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
For our allogeneic CAR-T product candidates, we rely on receiving safe and healthy donor material to manufacture our product candidates. Variation in quality of donor T cells, and potential challenges in procuring appropriate donor material, could impact the safety or efficacy of our product candidates, result in insufficient product supply, or cause us to be unable to initiate or continue clinical trials on the timelines we expect.
We are reliant on receiving healthy donor material to manufacture our product candidates. Healthy donor T cells vary in quality, and this variation requires us to release batches with the highest integrity based on specifications confirmed by regulatory authorities, which makes producing standardized product candidates more likely. However, this step may slow the development and commercialization pathway of those product candidates if releasable batches are not identified sufficiently rapidly. We and our CMOs have developed a screening process designed to enhance the quality and consistency of T cells used in the manufacture of our CAR-T cell product candidates, but our screening process may fail to identify suitable donor material and we may discover failures or issues impacting the safety or efficacy of our product candidates after production or during clinical trials. We may also have to develop new testing methods and update our specifications for new risks, such as screening for new viruses or developing additional screening for known viruses. We have strict specifications for donor material, which include specifications required by regulatory authorities as well as requirements for additional screening, for example, HLA matching and donor age and health. We recently incorporated partial HLA matching in our ANTLER and GALLOP phase 1 clinical trials and there may be other beneficial donor characteristics that could affect the efficacy and durability of our product candidates, which we may need to incorporate into our screening processes.
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
Any third parties conducting our clinical trials are not, and will not be, our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug and biologic development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet deadlines, if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or if there are other difficulties with such third parties, such as staffing difficulties, changes in priorities, or financial distress, our clinical trials may be extended, delayed, or terminated.
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
We are highly dependent upon our executive officers, particularly our president and chief executive officer, Rachel E. Haurwitz, Ph.D., as well as other members of our senior management team. Although we have entered into employment agreements with all our executive officers, each of them may terminate their employment with us at any time, which could result in disruption to our business while we find, negotiate with, and hire an executive officer to serve in the same function or while we reorganize our departmental reporting structures.
All our non-officer employees are “at will,” which means that any of our employees could leave our employment at any time, with or without notice. We conduct substantially all our research activities at our facilities in Berkeley, California. The San Francisco Bay Area is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our industry is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, if at all. Certain of our scientists have greatly contributed to our intellectual property and are critical as we move our CRISPR-Cas12a chRDNA technology platform forward. Many of the biotechnology companies and research institutions that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles, and a longer history in the industry than we do.
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
Since the COVID pandemic, many of our non-researchers work remotely or on a hybrid work schedule. This may lead to employees not feeling as connected to our company and thus more inclined to pursue other opportunities. Additionally, on July 16, 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-NK platform and reduced our workforce by 21 positions, or approximately 12%, primarily in the research group. This reduction in force, as well as any others we may need to implement in the future, may have a detrimental impact on company culture and employee morale, which may hurt our ability to retain employees.
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
As of March 1, 2025, we had 147 full-time employees, and we expect to continue to increase our number of employees and the scope of our operations in 2025 and beyond as we seek to advance development, and if successful, commercialization, of our product candidates. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational, and financial systems; expand our facilities; and continue to recruit and train additional qualified personnel. Current and future growth imposes significant added responsibilities on members of management, including:
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
Our internal computer systems, and those of third parties with which we interact, including our clinical sites, governmental agencies, CMOs, suppliers, CROs, clinical sites, and the like, are vulnerable to damage from computer viruses, ransomware, malware, data corruption, cyber-based attacks, phishing attacks, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The prevalent use of mobile devices and unauthorized applications also increases the risk of data security incidents. Additionally, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in the information systems and networks of our company, our third-party service providers and vendors, and clinical sites, including personal information of our employees and, potentially, our clinical trial patients, and company and vendor confidential data. In addition, third parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information to gain access to data and systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing, and other cyberattacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks.
In addition, we could be subject to regulatory actions or claims made by individuals and groups in litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated.
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
•withdrawal of clinical trial patients;
•significant costs to defend any related product liability litigation;
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
In addition to federal income tax, we are subject to taxation in various state and local tax jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the locations in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction using enacted tax rates as of the balance sheet date. Nevertheless, our effective tax rate may change from year to year due to numerous factors, including changes in the mix of our profitability, if any, from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, and changes in tax laws. For example, the new Administration and Congress are discussing various proposals that would renew, modify, or eliminate the international and other corporate provisions of the 2017 Tax Act and federal tax laws more generally. Any of these factors could result in an effective tax rate significantly different from previous periods and may result in tax obligations in excess of amounts accrued in our financial statements.
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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Tax Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced prior ownership changes in 2014, 2016, and most recently in July 2021 upon our IPO. We do not expect any permanent limitations on our tax attributes. We have recorded a full valuation allowance for deferred tax assets, including NOLs and tax credits as of December 31, 2024. The issuance of common stock in the future, or shifts in the ownership of our common stock among certain stockholders, either separately or in combination, over time may result in a limitation under Sections 382 and 383 of the Code. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the use of California state NOLs and tax credits to offset California taxable income in years beginning after 2019 and before 2022. If an ownership change occurs and we earn taxable income in future years, the limitation on our ability to use our NOLs and other tax attribute carryforwards could adversely affect our future operating results by increasing our future income tax liabilities. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Pandemics or other public health crises may adversely impact our business, financial condition, and results of operations, including our preclinical studies and clinical trials, and may cause substantial disruption in the financial markets and adversely impact economies worldwide.
We may experience disruptions related to pandemics or other public health crises that could severely impact our business, preclinical studies, clinical trials, and commercialization activities, including:
•halting or suspending enrollment in our clinical trials;
•delays or difficulties in enrolling and retaining patients in our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, and processing and analyses, due to limitations on travel imposed or recommended by federal, state, or local governments, employers and others or interruption of clinical trial subject visits, which may impact the collection and integrity of subject data and clinical trial endpoints;
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

The extent to which pandemics or other public health crises may impact our business, research, preclinical studies and clinical trials, productivity of our employees, supply chains, and access to capital or business development activities will depend on future developments, which are highly uncertain at this time. To the extent pandemics or other public health crisis adversely affects our business, financial condition, results of operations, and prospects, it may also have the effect of amplifying many of the other risks described in this “Risk Factors” section, such as those relating to the timing and results of our current and future clinical trials and our financing needs.
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
Furthermore, we interact with the FDA and other federal, state, and regulatory agencies, and lack of funding for such agencies or temporary shutdowns can affect our operations. Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, and has had to furlough critical government employees and stop critical activities. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels; ability to hire and retain key personnel; statutory, regulatory, and policy changes; and public health crises. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions for our product candidates, which could have a material adverse effect on our business.
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each put into receivership. Although the U.S. Department of Treasury, FDIC, and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC, and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition, or results of operations as a result of the matters relating to these banks, uncertainty remains over liquidity concerns in the broader financial services industry, and our industry as a whole may be adversely impacted in ways that we cannot predict at this time. As of December 31, 2024, substantially all our cash on deposit was maintained at four financial institutions in the United States, and our current deposits are in excess of federally insured limits. If further failures in financial institutions where we hold deposits occur, we could experience additional risk. Any loss or limitation on our cash, cash equivalents, or marketable securities would adversely affect our business. In addition, if any of the third parties on which we rely to conduct our preclinical studies or clinical trials are unable to access funds pursuant to a failure at a financial institution, the ability for such party to fulfill its obligations to us could be adversely affected.

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
Our business, financial condition, results of operations, or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, including as a result of pandemics or other public health crises, the ongoing war between Russia and Ukraine, conflict in the Middle East, and tension between China and Taiwan, interest rate fluctuations, rising inflation, recession, or other global financial, geopolitical crises or macroeconomic factors, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. Recent global events such as supply chain constraints have led to higher inflation, which, if sustained, could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic product candidates may be negatively affected. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein. Furthermore, the range of actions the new Administration has taken, and may take, around tariffs and trade and the associated uncertainty of how such actions may be implemented, may have adverse effects on the global economic environment and could also amplify such other risks. Global conflicts or a weak or declining economy may increase the likelihood disruptions of our clinical trials or manufacturing and supply of our product candidates. We are currently conducting our ANTLER clinical trial at sites in Israel and, although we have not experienced delays or interruptions to date, given the conflict in the Middle East, we may experience disruptions at these sites in the future. Additionally, any supply disruptions could make it more difficult for us to find favorable pricing and reliable sources for the materials we need, which would increase pressure on our costs and increase the risk that we may be unable to acquire the necessary materials to successfully manufacture our product candidates. Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase the cost of capital as compared to prior periods and could also affect our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and CMOs to manufacture clinical trial materials for our product candidates. Furthermore, we currently conduct some clinical trials outside of the United States, and unfavorable global conditions could affect these trials. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which such conditions could adversely impact our business.
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
•manufacturing delays and delays caused by supply chain issues;
•acceptance or lack of acceptance of allogeneic CAR-T cell therapies as compared with autologous CAR-T cell therapies and perceptions that allogeneic CAR-T cell therapies do not maintain a durable response;
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
•significant lawsuits, including contract disputes with our licensors, licensees, assignors, assignees, suppliers, CMOs, CROs, clinical sites, or securities class action litigation;
•sales of our common stock by us, our insiders, or other stockholders;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;

•general economic and political conditions such as recessions, inflationary pressures, interest rates, fuel prices, elections, drug pricing policies, international currency fluctuations, acts of war or terrorism, geopolitical events, and public health crises; and
•the other factors described in this “Risk Factors” section.
Our failure to meet the continued listing requirements of Nasdaq could result in the delisting of our common stock.
Our common stock is currently listed on the Nasdaq Global Select Market. The trading price of our common stock has been volatile and has traded between $1.00 and below $2.00 for the past three months and at various times over the past nine months. On March 7, 2025, the closing price of our stock was $1.16. In order to maintain our listing on the Nasdaq Global Select Market, we must continue to satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price of $1.00 per share. A failure to meet the minimum closing bid price requirement occurs when a company’s security has a closing bid price below $1.00 for a period of 30 consecutive trading days.

There can be no assurance that we will continue to be able to comply with the applicable Nasdaq Global Select listing requirements, or, if transferred, the Nasdaq Capital Market listing standards. If we fail to comply with the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock. If we fail to meet the minimum closing bid price requirement, we may need to implement a reverse stock split, which would require stockholder approval; there is no guarantee that such approval could be obtained and, even if it is obtained, we may fail to comply with applicable listing requirements thereafter. In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. If this were to occur, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Furthermore, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as “covered securities” and we would be subject to regulation in each state in which we offer our securities. Additionally, if Nasdaq delists our securities from trading on its exchange, we and our stockholders could face significant negative consequences, including reduced liquidity for our securities, a determination that shares of our common stock are “penny stock,” which will require brokers to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, and a decreased ability to issue additional securities or obtain additional financing in the future.

We are subject to securities class action litigation, and our officers and directors may be subject to shareholder derivative lawsuits, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and we recently settled one such class action and are currently defending another in the U.S. District Court for the Northern District of California, filed by purported stockholders against us and certain of our current and former officers. Additionally, a shareholder derivative complaint has been filed against our directors and certain of our current and former officers in the same court relating to the pending securities class action litigation. See Legal Proceedings in Item 3 of this Annual Report on Form 10-K for additional information. There is no guarantee that we will be able to settle this new securities class action litigation and, if we are able to settle, for what amount. We may face additional securities class action litigation, and our officers and directors may be subject to shareholder derivative suits, in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Defending against the current litigation and any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following our IPO (until the end of 2026). For as long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to some other public companies.
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
As a public company, we have and will continue to incur legal, accounting, and other expenses that we did not incur as a private company. The Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have had to hire additional accounting, finance, legal, and other personnel in connection with our efforts to comply with the requirements of being, a public company. Our management and other personnel devote a substantial amount of time toward maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. Operating as a public company also makes it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain coverage. This may make it more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.
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
This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This exclusive federal forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, executive officers, or other employees, which may discourage lawsuits against us and our directors, executive officers, and other employees.
Although the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive federal forum provisions. In March 2023, a putative class action lawsuit was filed in Superior Court of the State of California for the County of Alameda against our company and certain of our officers and current and former members of our board of directors, Lowry v. Caribou Biosciences, Inc., et al., case number T23-1084 (“Lowry Case”), for alleged violations of Sections 11 and 15 of the Securities Act. In February 2024, the California state court granted our motion to dismiss on the grounds that our amended and restated certification of incorporation mandates that Securities Act claims against us be brought in federal court. Although we were successful in the Lowry Case and we will vigorously assert the validity and enforceability of our exclusive federal forum provision in any future litigation in other jurisdictions, this may require significant additional costs associated with resolving the action and there can be no assurance that the federal forum provision will be enforced by a court in the future or in other jurisdictions.

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

We do not believe that there are currently any risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information regarding risks we face, see Risk Factors - “Our internal computer systems, or those of third parties with which we interact, may fail or suffer security breaches, which could result in a material disruption of the development of our product candidates and research programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business,” in Item 1A of this Annual Report on Form 10-K.
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

Item 2. Properties.
Our corporate headquarters are located in Berkeley, California, where we lease approximately 71,735 square feet of laboratory and office space under two leases. These leases expire in March 2031, and July 2032. We have the ability to extend these leases for an additional five years each. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., case number 3:23-cv-01742 (“Bergman Case”). The Bergman Case complaint challenged disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million in exchange for a full release of the putative class’s claims against us and all our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. On February 18, 2025, the court issued an order granting final approval of the settlement.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of CB-010, CB-010’s clinical results and commercial prospects, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. The lawsuit is at the preliminary stage of the proceedings.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al, case number 4:25-cv-02199 (“Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages for our company as well as that we make certain changes to our corporate governance. The Derivative Case is at the preliminary stage of the proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 4A. Information about our Executive Officers.

The following table contains certain information about our current executive officers as of March 1, 2025. Biographical information for our executive officers is listed in the table below.

Name	Age	Position(s)
Rachel Haurwitz, Ph.D.	39	President and chief executive officer; director

Tina Albertson, M.D., Ph.D.	52	Chief medical officer
Steven Kanner, Ph.D.	66	Chief scientific officer
Tim Kelly, M.B.A.	56	Chief technology officer
Ruhi Khan, M.B.A.	50	Chief business officer
Barbara McClung, J.D.	70	Chief legal officer and corporate secretary
Sriram Ryali, M.B.A.	44	Chief financial officer

Rachel Haurwitz, Ph.D., is a co-founder of Caribou and currently serves as our president and chief executive officer and as a director of our Company, positions she has held since our Company’s inception in October 2011. Dr. Haurwitz is an inventor on patents and patent applications covering multiple CRISPR-based technologies and has co-authored several scientific papers characterizing CRISPR-Cas systems, including in Science. From July 2014 until November 2016, Dr. Haurwitz served on the Board of Directors of Intellia Therapeutics, Inc., of which she is a co-founder. From November 2021 until July 2024, she served on the Board of Directors of Seer, Inc, Since February 2020, Dr. Haurwitz has served on the Board of Directors of the Biotechnology Innovation Organization (BIO). She received her A.B. degree in Biological Sciences from Harvard College and her Ph.D. in Molecular and Cell Biology from the University of California, Berkeley, where she completed her thesis research in the laboratory of Dr. Jennifer A. Doudna.

Tina Albertson, M.D., Ph.D., has served as our chief medical officer since August 2024. Prior to joining Caribou, Dr. Albertson was most recently the Chief Medical Officer and Head of Development for Lyell Immunopharma, where she built and led the clinical development function. At Lyell, she initiated two Phase 1 clinical trials evaluating CAR-T cell and TIL therapies in solid tumors. Previously, Dr. Albertson was Vice President of Global Drug Development at Juno Therapeutics, a Bristol-Myers Squibb company, where she led the global development of Breyanzi(®) (lisocabtagene maraleucel) from IND to filing of the initial BLA that resulted in FDA approval in LBCL. At Juno, she led strategic development and execution of nine global clinical trials, including four registrational trials of Breyanzi(®) in other B cell malignancies and earlier lines of therapy. Dr. Albertson previously served as Medical Director of Clinical Development and Experimental Medicine at Seagen (formerly Seattle Genetics). Dr. Albertson earned her M.D. from Stanford University and completed a clinical fellowship in pediatric hematology/oncology at Seattle Children’s Hospital and a residency in pediatrics at Denver Children’s Hospital. She earned her Ph.D. in Cancer Biology from University of Washington and her B.S. in Molecular Biology from the University of Oregon.

Steven Kanner, Ph.D., has served as our chief scientific officer since June 2017. Before joining Caribou, Dr. Kanner served as Vice President, Head of Biology at Arrowhead Pharmaceuticals, Inc., a pharmaceutical company, from September 2013 to June 2017, leading a department in discovery of RNAi therapeutics for oncology, genetic diseases, and other indications. Prior to joining Arrowhead, he served in various positions of increasing responsibility in oncology and inflammation/immunology drug discovery at Bristol-Myers Squibb, from July 1990 to May 2003; Agensys Corporation, a pharmaceutical company (acquired by Astellas Pharma, Inc. in 2007), from May 2003 to June 2010; and Astex Pharmaceuticals, Inc., from December 2010 to July 2012. Dr. Kanner currently serves on the Board of Directors of Specific Biologics and, since 2024, serves on the Board of Directors of RegCell. He has authored over 90 publications in both peer-reviewed journals and books and is an inventor on numerous U.S. and foreign patents. Dr. Kanner received his A.B. degree in Genetics from the University of California, Berkeley, and earned his Ph.D. in Immunology and Microbiology from the University of Miami Miller School of Medicine. He was awarded an NIH post-doctoral fellowship grant that he completed in the Cancer Center at the University of Virginia.

Tim Kelly, M.B.A., has served as our chief technology officer since January 2024. Before joining Caribou, Mr. Kelly served from March 2022 to July 2023 as Chief Executive Officer and Board Chair at Oxford Biomedica Solutions, a spin-out of Homology Medicines, Inc. that provides adeno-associated virus product development and manufacturing services. Prior to Oxford Biomedica Solutions, he was Chief Operating Officer at Homology Medicines, Inc., from May 2017 to March 2022, where he led operations, process and platform development strategy, and product manufacturing strategy for gene therapy and gene editing technology. Prior to joining Homology Medicines, Inc., Mr. Kelly held various positions of increasing responsibility at Biogen Inc., from 1998 to 2004, at UCB Pharmaceuticals from 2005 to 2009, at Shire Pharmaceuticals LLC from June 2009 to January 2017, and at Sarepta from January to May 2017. Mr. Kelly holds a B.S., with emphasis in engineering mechanics, from the U.S. Air Force Academy and an M.S./M.B.A. from Troy State University.

Ruhi Khan, M.B.A., has served as our chief business officer since November 2021. Most recently Ms. Khan served as Head of Business Development at Tempest Therapeutics, Inc. and Adastra Pharmaceuticals, Inc., both biotechnology companies, from 2019 to 2021, and she provided business development and finance advice to multiple biotechnology companies from 2015 to 2021. From 2009 to 2014, she was the Vice President of Business Development for Acorda Therapeutics, Inc., a biotechnology company. Prior to Acorda, Ms. Khan worked in a similar capacity at Lexicon Pharmaceuticals, Inc., a biotechnology company. Since May 2024, Ms. Khan has served on the Board of Directors of Edge

Animal Health. She started her career in venture capital with Fidelity Biosciences Group (now F-Prime Capital) and MPM Capital Advisors. Ms. Khan holds an A.B. in Biology from Harvard College and an M.B.A. in healthcare management from The Wharton School, University of Pennsylvania.

Barbara McClung, J.D., has served as our chief legal officer and corporate secretary since April 2015. Prior to joining Caribou, she was Vice President, General Counsel, and Corporate Secretary of Intarcia Therapeutics, Inc., from January 2007 to May 2013. Ms. McClung was Chief Legal Officer and Corporate Secretary at Cygnus, Inc., from January 1998 to December 2005. She began her career as a patent attorney with E.I. du Pont de Nemours and Company from May 1987 to May 1989, and then was an associate at the law firm of Townsend & Townsend from June 1989 to August 1990. Ms. McClung was Corporate Patent Counsel for the Vaccines Division at Chiron Corporation from August 1990 to January 1998. Ms. McClung teaches biotechnology law at the University of California, Berkeley, School of Law. She received her B.A. in Anthropology from the University of California, San Diego, her M.A. in Anthropology from the University of Pennsylvania, and her J.D. from the University of Pennsylvania Law School. Ms. McClung is a member of the California, Delaware, and Pennsylvania state bars and is a registered patent attorney before the United States Patent and Trademark Office.

Sriram Ryali, M.B.A., has served as our chief financial officer since January 2025. Prior to joining Caribou, Mr. Ryali served as the Chief Financial Officer of Codexis, Inc., a publicly traded provider of enzymatic solutions for therapeutics manufacturing, from January 2023 to October 2024. Prior to that, he served as the Chief Financial Officer of Eiger BioPharmaceuticals, Inc., then a publicly traded commercial-stage biopharmaceutical company, from December 2018 to January 2023. Prior to that, Mr. Ryali served as Vice President, Finance from December 2017 to December 2018, and Senior Director, Finance from 2015 to 2017, at Aimmune Therapeutics, Inc., then a publicly traded biopharmaceutical company (subsequently acquired by Nestlé Health Science in 2020). Before then, Mr. Ryali served as Director, R&D Finance at Onyx Pharmaceuticals, Inc., a subsidiary of Amgen Inc., from 2013 to 2015, after having held a series of corporate finance positions of increasing responsibility at Onyx Pharmaceuticals, Inc., then a publicly traded biopharmaceutical company, from 2011 until its acquisition by Amgen, Inc. in 2013. Prior to that, Mr. Ryali held a series of different finance positions of increasing responsibility at Amgen, Inc. from 2004 to 2011. Mr. Ryali holds a B.A. from the University of California, Los Angeles with a double-major in Economics and Microbiology, Immunology, and Molecular Genetics, and an M.B.A. from the UCLA Anderson School of Management.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CRBU.”
Holders
As of March 4, 2025, we had 35 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name by banks, brokers, and other financial institutions.
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements, including statements regarding our intentions, plans, projections and expectations for our business. Forward-looking statements are based upon current beliefs, plans and expectations related to future events and our future financial performance and are subject to risks, uncertainties and assumptions. Our actual results and the timing of certain events could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those set forth the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K. See also the Special Note Regarding Forward-Looking Statements section of this Annual Report on Form 10-K.
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies.

Our allogeneic chimeric antigen receptor (“CAR”) -T (“CAR-T”) cell therapy product candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. Our allogeneic CAR-T cell therapy product candidates in clinical development are directed at established cell surface targets against which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, including CD19 and B cell maturation antigen (“BCMA”), as well as targets such as C-type lectin-like molecule-1 (“CLL-1”). We use our chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies, to enhance allogeneic CAR-T cell therapy activity against diseases.

We are advancing our pipeline of allogeneic CAR-T cell therapies with the following four clinical development programs targeting the treatment of hematologic malignancies and autoimmune diseases:

•CB-010: an allogeneic anti-CD19 CAR-T cell therapy, being evaluated in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”) in our ANTLER phase 1 clinical trial
•CB-010: also being evaluated in patients with lupus nephritis (“LN”) and in patients with extrarenal lupus (“ERL”) in our GALLOP phase 1 clinical trial
•CB-011: an allogeneic anti-BCMA CAR-T cell therapy, being evaluated in patients with relapsed or refractory multiple myeloma (“r/r MM”) in our CaMMouflage phase 1 clinical trial
•CB-012: an allogeneic anti-CLL-1 CAR-T cell therapy, being evaluated in patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) in our AMpLify phase 1 clinical trial
Since our founding in 2011, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, expanding our genome-editing platform technologies, developing our product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture, testing, and clinical trial evaluations of our product candidates. We do not have any products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses since commencement of our operations.
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock.
Our net losses for the years ended December 31, 2024, and 2023 were $149.1 million and $102.1 million, respectively. We had an accumulated deficit of $448.4 million as of December 31, 2024. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
•advance clinical trials for our CAR-T cell therapy product candidates;

•continue our current research programs and our preclinical and clinical development of our other current product candidates and any other product candidates we identify and choose to develop;
•hire additional personnel, as needed;
•seek to identify additional research programs and additional product candidates;
•further develop our genome-editing technologies;
•acquire or in-license intellectual property or new technologies;
•expand, maintain, enforce, and defend our intellectual property portfolio;
•seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•expand manufacturing capabilities and supply chain capacity for our product candidates;
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
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company, including defending against any class action securities litigation.
We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T cell therapy product candidates themselves. We expect to continue to rely on our CMOs for manufacturing our preclinical study and clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide greater flexibility and control over our clinical or commercial manufacturing needs.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market equity offering program), debt financings, collaborations and strategic alliances, licensing arrangements, and/or other sources. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $10.0 million and $34.5 million for the years ended December 31, 2024, and 2023, respectively. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
Internal costs include:
•personnel-related costs, including salaries, benefits, and stock-based compensation expense, for our research and development personnel; and
•allocated facilities and other overhead expenses, including expenses for rent, facilities maintenance, and depreciation.
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our consolidated balance sheets. The capitalized amounts are recognized as expenses as the goods are delivered or as related services are performed. We separately track certain external costs on a program-by-program basis; however, we do not track costs that are deployed across multiple programs. We do not allocate internal costs as several of our departments support multiple programs and our payroll and other personnel expenses are not tracked on a program-by-program basis.
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our product candidates through clinical trials and commercialization; conduct preclinical studies and clinical trials for our other product candidates; seek regulatory approvals for any product candidates that successfully complete clinical trials; expand our research and development efforts and incur expenses associated with hiring additional personnel to support our research and development efforts; and seek to identify, in-license, acquire, and/or develop additional product candidates.
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
•timely clearance of IND applications to initiate clinical trials of new product candidates;
•successful enrollment in, and completion of, our clinical trials of our product candidates;
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
•receipt of timely responses and marketing approvals from applicable regulatory authorities;
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

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$4,828	$2,777	$2,051
Services provided by CROs, CMOs, and third parties that conduct preclinical studies and clinical trials on our behalf	49,261	45,777	3,484
Other research and development expenses	23,560	16,967	6,593
Total external costs	77,649	65,521	12,128
Internal costs:
Personnel-related expenses	39,531	35,411	4,120
Facilities and other allocated expenses	12,973	11,143	1,830
Total internal costs	52,504	46,554	5,950
Total research and development expenses	$130,153	$112,075	$18,078
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction of general and administrative expenses. During the years ended December 31, 2024, and 2023, we recorded $1.2 million and $1.5 million, respectively, of patent cost reimbursements as a reduction to general and administrative expenses.
We expect that our general and administrative expenses will increase in the future as a result of expanding our operations, including hiring personnel, preparing for potential commercialization of our product candidates, and additional facility occupancy costs, as well as other expenses necessary to support the growth and operations of a clinical-stage public company.
Other Income (Expense)
Other income (expense) consists primarily of interest income earned on cash and marketable securities and the change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under our Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”).

Results of Operations
Comparison of the Years Ended December 31, 2024, and 2023
The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,		Change
	2024	2023	$
	(in thousands)
Licensing and collaboration revenue	$9,994	$34,477	$(24,483)
Operating expenses:
Research and development	130,153	112,075	18,078
General and administrative	46,457	38,461	7,996
Total operating expenses	176,610	150,536	26,074
Loss from operations	(166,616)	(116,059)	(50,557)
Other income (expense)
Change in fair value of the MSKCC success payments liability	2,154	(1,288)	3,442
Other income, net	15,348	15,470	(122)
Total other income	17,502	14,182	3,320
Net loss before (benefit from) provision for income taxes	(149,114)	(101,877)	(47,237)
(Benefit from) provision for income taxes	(9)	193	(202)
Net loss	$(149,105)	$(102,070)	$(47,035)
Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $24.5 million to $10.0 million for the year ended December 31, 2024, from $34.5 million for the year ended December 31, 2023. This decrease primarily relates to a $24.8 million decrease in revenue recognized under the now-terminated Collaboration and License Agreement (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). In connection with the termination of the AbbVie Agreement, we recognized the remaining deferred revenue of $20.8 million during the year ended December 31, 2023.
The following table summarizes our revenue by licensee for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
AbbVie	$—	$24,802	$(24,802)
Edge Animal Health, related party	1,623	1,150	473
Pfizer, related party	2,487	1,243	1,244
Other licensees	5,884	7,282	(1,398)
Total licensing and collaboration revenue	$9,994	$34,477	$(24,483)
Research and Development Expenses
Research and development expenses increased by $18.1 million to $130.2 million for the year ended December 31, 2024 from $112.1 million for the year ended December 31, 2023. This increase was primarily related to (i) an increase of $6.6 million in other research and development expenses to advance preclinical and clinical development for our programs, as well as other consulting services related to research and development; (ii) an increase of $4.1 million in personnel-related expenses, including an increase in salary and benefit expense of $2.5 million, an increase in stock-based compensation expense of $1.1 million, and $0.5 million of one-time expenses associated with the reduction in force that occurred during the third quarter of 2024; (iii) a net increase of $3.5 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by (a) an increase of $9.8 million in CRO activities for clinical trials; partially offset by (b) a decrease of $6.3 million due to timing of CMO activities; (iv) an increase of $2.1 million in expenses related to licenses, sublicensing revenue, and milestones; and (v) an increase of $1.8 million in other facilities and allocated expenses.
General and Administrative Expenses
General and administrative expenses increased by $8.0 million to $46.5 million for the year ended December 31, 2024, from $38.5 million for the year ended December 31, 2023. This increase was primarily related to increases of $5.7 million in legal and other service-related expenses, including $3.9 million of costs related to a securities class action litigation settlement, and $2.3 million in personnel-related expenses, including an increase in salary and benefit expense of $0.4 million, an increase in stock-based compensation expense of $1.8 million, and $0.1 million of one-time expenses associated with the reduction in force that occurred during the third quarter of 2024.
Total Other Income
Total other income increased by $3.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $2.2 million for the year ended December 31, 2024. We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $1.3 million for the year ended December 31, 2023.
Income Tax
An income tax benefit of less than $0.1 million was recognized for the year ended December 31, 2024, which was primarily related to deferred state taxes. An income tax expense of $0.2 million was recognized for the year ended December 31, 2023, which was primarily related to deferred state taxes.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception through December 31, 2024, we have raised an aggregate net proceeds of $836.2 million to fund our operations through our initial public offering (“IPO”); sales of convertible preferred stock; follow-on public offering; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; private placements; at-the-market equity offerings; and government grants.
As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $249.4 million.
On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”), which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022, and will expire after three years.
At-the-Market Equity Offering Program
On August 9, 2022, we entered into an Open Market Sale AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (“Securities Act”). Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds of any shares sold through Jefferies pursuant to the ATM Sales Agreement. Through December 31, 2024, we sold an aggregate of 3,588,696 shares of our common stock under the ATM Sales Agreement at an average price per share of $4.71 for aggregate gross proceeds of $16.9 million ($16.2 million net of offering expenses).
During the year ended December 31, 2024, we sold 3,420,061 shares of our common stock, in a series of sales, at an average price of $4.58 per share under the ATM Sales Agreement for aggregate gross proceeds of $15.7 million ($15.2 million net of offering expenses).

During the year ended December 31, 2023, we sold 168,635 shares of our common stock, in a series of sales, at an average price of $7.32 per share under the ATM Sales Agreement for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).
Follow-on Public Offering
In July and August 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten follow-on public offering at a price of $6.50 per share, which included the full exercise of the underwriters’ right to purchase 2,884,615 additional shares of our common stock. The total net proceeds from the offering were approximately $134.4 million, after deducting underwriting discounts and commissions and offering expenses. The shares were sold under the Shelf Registration Statement.
Funding Requirements
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operating plan for at least the next 12 months from the date this Annual Report on Form 10-K is filed. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
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
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs, and results of preclinical studies for our programs and clinical trials for our product candidates;
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
•the potential impact of proposed reductions in government spending and personnel under the new Administration;
•whether we enter into any collaboration agreements and the terms of any such agreements;
•the cost of filing and prosecuting our patent applications, and maintaining and enforcing our patents and other intellectual property rights;
•the extent to which we acquire or in-license other product candidates, intellectual property, and new technologies;
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
•the impact of inflationary pressures on the cost of our operations; and
•the costs of operating as a public company, including defending against class action securities litigation.
Furthermore, our operating plans may change, and we expect to need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.
Because of the numerous risks and uncertainties associated with the development of human therapeutics, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital; however, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, or suspend one or more of our preclinical studies, clinical trials, research and development programs, and/or commercialization efforts. We may seek to raise any necessary additional capital through a combination of equity offerings (including our at-the-market equity offering program), debt financings, collaborations and strategic alliances, licensing arrangements, or other sources. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. The disruption and volatility in the global and domestic capital markets resulting from heightened inflation, capital market volatility, interest rate and currency rate fluctuations, artificial intelligence, government agency changes under the new Administration, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia, conflict in the Middle East, and tension between China and Taiwan) may increase the cost of capital and limit our ability to access capital. If we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties or other sources, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams, or research programs or grant licenses on terms that may not be favorable to us.
Contractual Obligations and Commitments
We enter into contracts in the normal course of business with suppliers, CMOs, CROs, clinical trial sites, licensors, assignors, and the like. These agreements provide for termination at the request of either party generally with less than one-year’s notice and, therefore, we believe that our non-cancelable obligations under these agreements are not material. Some of these agreements include contingent payments that will become payable if and when we achieve certain development, regulatory, clinical, and/or commercial milestones. As of December 31, 2024, the satisfaction and timing of such contingent payments is uncertain and is not reasonably estimable.
We have milestones, royalties, and/or other payments due to third parties under our existing license and assignment agreements. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We cannot estimate when such payments will be due and none of these events is probable as of December 31, 2024.

MSKCC Agreement Success Payments
Under the MSKCC Agreement, we are obligated to make success payments to MSKCC of up to $35.0 million if our stock price increases by certain multiples of increasing value based on a comparison of the fair value of our common stock with $5.1914 per share, adjusted for future stock splits, during a specified time period. The relevant time period commenced on February 13, 2024, when the first patient was dosed with our anti-CLL-1 product candidate (CB-012) in our AMpLify phase 1 clinical trial and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the FDA or 10 years from February 13, 2024. As of December 31, 2024, the timing and likelihood of triggering the MSKCC success payments are uncertain. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the MSKCC success payments liability.
Leases
We have two operating lease agreements for our laboratory and office space. As of December 31, 2024, we had lease payment obligations totaling $38.1 million, of which $4.3 million is due within 12 months.
Strategic Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Pfizer, Inc. (“Pfizer”) pursuant to which we, in a private placement transaction, agreed to issue and sell to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy product candidate (CB-011) that is being evaluated in our CaMMouflage phase 1 clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
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

Cash Flows
Comparison of the Years Ended December 31, 2024, and 2023
The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
Cash used in operating activities	$(138,200)	$(93,291)	$(44,909)
Cash provided by (used in) investing activities	86,607	(68,183)	154,790
Cash provided by financing activities	16,724	154,298	(137,574)
Net decrease in cash, and cash equivalents, and restricted cash	$(34,869)	$(7,176)	$(27,693)
Cash Used in Operating Activities
Net cash used in operating activities was $138.2 million and $93.3 million for the years ended December 31, 2024, and 2023, respectively.
Cash used in operating activities in the year ended December 31, 2024, was primarily due to our net loss of $149.1 million, adjusted by non-cash charges of $16.0 million and net changes in our net operating assets and liabilities of $5.1 million. Our 2024 non-cash charges were primarily comprised of (i) $16.7 million of stock-based compensation, (ii) $3.9 million of depreciation and amortization expense, (iii) $2.2 million of non-cash lease expense, and (iv) $1.6 million of acquired in-process research and development; which were partially offset by (i) accretion of discounts on marketable securities of $4.7 million, (ii) change in the fair value of the MSKCC success payments liability of $2.2 million, and (iii) non-cash consideration for licensing and collaboration revenue of $1.6 million. The changes in our net operating assets and liabilities were primarily due to (i) increases of $3.9 million in other assets and $0.4 million in prepaid expenses and other current assets, and (ii) decreases of $2.5 million in deferred revenue, current and long-term, $0.6 million in operating lease liabilities, and $0.4 million in accounts payable; partially offset by (i) decreases of $0.5 million in other receivables and $0.3 million in contract assets, and (ii) an increase of $2.1 million in accrued expenses and other current liabilities.
Cash used in operating activities in the year ended December 31, 2023, was primarily due to our net loss of $102.1 million, adjusted by non-cash charges of $16.1 million and net changes in our net operating assets and liabilities of $7.3 million. Our 2023 non-cash charges were primarily comprised of (i) $13.8 million of stock-based compensation, (ii) $3.5 million of depreciation and amortization expense, (iii) $2.0 million of non-cash lease expense, and (iv) change in the fair value of the MSKCC success payments liability of $1.3 million, which were partially offset by accretion of discounts on marketable securities of $4.4 million. The changes in our net operating assets and liabilities were due to decreases of $16.9 million in deferred revenue and $0.6 million in operating lease liabilities, partially offset (i) by increases of $5.7 million in accrued expenses and other current liabilities, $1.8 million in accounts payable, and (ii) decreases of $1.8 million in prepaid expenses and other current assets and $0.8 million in contract assets.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $86.6 million for the year ended December 31, 2024. Net cash used in investing activities was $68.2 million for the year ended December 31, 2023.
Cash provided by investing activities for the year ended December 31, 2024, was primarily due to proceeds from the maturities of marketable securities of $397.5 million; partially offset by purchases of marketable securities of $304.4 million, purchases of property and equipment of $4.9 million, and payments to acquire in-process research and development of $1.6 million.
Cash used in investing activities for the year ended December 31, 2023, was primarily due to purchases of marketable securities of $394.8 million and purchases of property and equipment of $11.6 million, partially offset by the proceeds from sales and maturities of marketable securities of $338.2 million.
Cash Provided by Financing Activities
Net cash provided by financing activities was $16.7 million and $154.3 million for the years ended December 31, 2024, and 2023, respectively.

Cash provided by financing activities for the year ended December 31, 2024, was primarily due to net proceeds from our at-the-market equity offering program of $15.2 million, the issuances of common stock under the 2021 Employee Stock Purchase Plan (“ESPP”) of $0.9 million, and the exercises of stock options of $0.6 million.

Cash provided by financing activities for the year ended December 31, 2023, was due to proceeds from a follow-on public offering, net of offering expenses, of $134.4 million, proceeds from issuance of common stock in a private placement with Pfizer of $17.3 million, the exercise of stock options and purchases of common stock under the ESPP of $1.6 million, and proceeds from issuance of common stock related to our at-the-market equity offering program, net of offering expenses, of $1.0 million.
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
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate and accrue expenses. Research and development expenses are expensed as incurred. Research and development expenses include those for certain payroll and personnel; laboratory supplies; consulting; manufacturing; external clinical; and allocated overhead, including rent, equipment depreciation, and utilities.
We record accrued liabilities for estimated costs of research and development activities conducted by third-party CMOs, CROs, and other third-party service providers. We accrue for these costs based on factors such as estimates of the work completed and in accordance with service agreements established with these third-party service providers.
We make significant judgments and estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different than the actual amounts incurred, the estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any one period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs, CMOs, and other third-party service providers. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial and manufacturing expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We had cash, cash equivalents, and marketable securities of $249.4 million as of December 31, 2024, consisting of cash, money market funds, government securities, commercial paper, and corporate debt securities, and we had cash and cash equivalents of $372.4 million as of December 31, 2023, consisting of cash, money market funds, government securities, commercial paper, and corporate debt securities.
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
We do not have any foreign currency. Inflation generally affects us by increasing our cost of labor, manufacturing, and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2024.
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
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our president and chief executive officer (principal executive officer) and our chief financial officer (principal financial officer) have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during our fourth fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) Retirement of Chief Scientific Officer
On March 5, 2025, Steven B. Kanner, Ph.D., our chief scientific officer, informed us that he will retire from his position effective June 30, 2025. We and Dr. Kanner intend to enter into an arrangement whereby Dr. Kanner would serve as an advisor to us on research and development initiatives for a period of time after his retirement date. We do not plan on hiring a new chief scientific officer at this time, and the research functions will report to certain members of our existing executive leadership team.
(b) Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is incorporated by reference herein to our definitive proxy statement for our 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which we intend to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item of Form 10-K will be included under the caption “Board of Directors and Corporate Governance” and subsections thereof, including “—Nominees for Election as Class I Directors,” “—Directors Continuing in Office,” “—Family Relationships,” “—Classified Board of Directors,” and “—Board Committees—Audit Committee” in our 2025 Proxy Statement and is incorporated by reference herein. Information about our executive officers is contained in the “Information about our Executive Officers” section in Part I, Item 4A of this Annual Report on Form 10-K. I
We have adopted a written Code of Business Conduct, Scientific and Data Integrity, and Ethics (“Code of Conduct”) that applies to all of our employees, consultants, and directors. A current copy of the Code of Conduct is available on the Corporate Governance section of our website, https://investor.cariboubio.com. The audit committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for our executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements with respect to our executive officers and directors, will be disclosed on our website at the address indicated above. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only. We will provide to any person, without charge, a copy of the Code of Conduct. Any such request should be directed to Caribou Biosciences, Inc., 2929 7th Street, Suite 105, Berkeley, CA 94710, Attn: Chief Legal Officer and Corporate Secretary, telephone: 510-982-6030.

We have adopted an insider trading policy that governs the purchase, sale, and/or other dispositions of our securities by all of our employees, consultants, contractors, officers, and directors, as well as by our company. The insider trading policy is designed to promote compliance with insider trading laws. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this item of Form 10-K will be included under the caption “Executive and Director Compensation” in our 2025 Proxy Statement and is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2025 Proxy Statement and is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance—Director Independence” in our 2025 Proxy Statement and is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information required by this item of Form 10-K will be included under the caption “Proposal No. 2 - Ratification of Selection of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement and is incorporated by reference herein.

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

10.2†*	Amendment No. 1 to the Exclusive License Agreement, dated February 21, 2025, by and between the Registrant and Memorial Sloan Kettering Cancer Center

10.3†	Sale and Assignment Agreement, dated January 31, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.3 of the Form S-1)

10.4†	Amendment No. 1 to Sale and Assignment Agreement, dated October 20, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.4 of the Form S-1)

10.5†	Amendment No. 2 to Sale and Assignment Agreement, dated December 15, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.5 of the Form S-1)

10.6	Amendment No. 3 to Sale and Assignment Agreement, dated May 5, 2020, by and between the Registrant and ProMab Biotechnologies, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-1)

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

10.16†	License Agreement, dated July 16, 2014, by and between the Registrant and Intellia, LLC (incorporated by reference to Exhibit 10.16 of the Form S-1)

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

10.25†*	Amendment No. 4 to the Exclusive License Agreement, dated February 14, 2025, by and among the Registrant, The Regents of the University of California, and the University of Vienna

10.26†
Memorandum of Understanding, dated March 14, 2019, by and among the Registrant, the University of Vienna, and the Regents of the University of California (incorporated by reference to Exhibit 10.25 of the Form S-1)

10.27	Amended and Restated Office/Laboratory Lease, dated March 31, 2021, by and between the Registrant and 2929 Seventh St., LLC (incorporated by reference to Exhibit 10.26 of the Form S-1)

10.28
First Amendment, dated January 11, 2022, to Amended and Restated Office/Laboratory Lease by and between Registrant and 2929 Seventh St., LLC (incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.29
Office/Laboratory Lease between the Registrant and 7th Street Property III General Partnership, having a commencement date of January 13, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 001-40631) filed by the Registrant on January 19, 2022)

10.30
Rider 1 to Office/Laboratory Lease between the Registrant and 7th Street Property III General Partnership, effective as of the lease commencement date of January 13, 2022 (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.31+
Officer Employment Agreement by and between the Registrant and Rachel E. Haurwitz, Ph.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.1 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.32+
Compensation Letter, dated February 16, 2023, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.33+
Compensation Letter, dated February 20, 2024, from the Registrant to Rachel E. Haurwitz, Ph.D. (incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.34+*	Compensation Letter, dated February 17, 2025, from the Registrant to Rachel E. Haurwitz, Ph.D.

10.35+
Officer Employment Agreement by and between the Registrant and Barbara G. McClung, J.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.3 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.36+
Compensation Letter, dated February 16, 2023, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.37+
Compensation Letter, dated February 20, 2024, from the Registrant to Barbara G. McClung, J.D. (incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.38+*	Compensation Letter, dated February 17, 2025, from the Registrant to Barbara G. McClung, J.D.

10.39+
Officer Employment Agreement by and between the Registrant and Steven B. Kanner, Ph.D., dated July 27, 2021 (incorporated by reference to Exhibit 10.2 of the Form 8-K (File No. 001-40631) filed by the Registrant on July 28, 2021)

10.40+
Amendment to the Officer Employment Agreement, dated July 27, 2021, by and between the Registrant and Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 (File No. 001-40631), filed with the SEC on August 6, 2024)

10.41+
Compensation Letter, dated February 16, 2023, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-40631), filed with the SEC on March 9, 2023)

10.42+
Compensation Letter, dated February 20, 2024, from the Registrant to Steven B. Kanner, Ph.D. (incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.43+*	Compensation Letter, dated February 17, 2025, from the Registrant to Steven B. Kanner, Ph.D.

10.44+
Officer Employment Agreement by and between the Registrant and Ruhi Khan, dated November 8, 2021 (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-40631), filed with the SEC on March 21, 2022)

10.45+
Offer Letter, dated November 22, 2023, between the Registrant and Tim Kelly (incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.46+
Officer Employment Agreement by and between the Registrant and Tim Kelly, dated January 1, 2024 (incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

10.47+*	Compensation Letter, dated February 17, 2025, from the Registrant to Tim Kelly

10.48+
Offer Letter between the Registrant and Tina Albertson, M.D., Ph.D., dated May 30, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 (File No. 001-40631), filed with the SEC on November 6, 2024)

10.49+
Officer Employment Agreement by and between the Registrant and Tina Albertson, M.D., Ph.D., dated August 12, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 (File No. 001-40631), filed with the SEC on November 6, 2024)

10.50+*	Offer Letter between the Registrant and Sriram Ryali, dated December 9, 2024

10.51+*	Officer Employment Agreement by and between the Registrant and Sriram Ryali, dated January 2, 2025

10.52+	2013 Equity Incentive Plan (as originally adopted) (incorporated by reference to Exhibit 99.1 of the Form S-8 filed by the Registrant on July 26, 2021 (File No.: 333-258173) (the “Form S-8”))

10.53+	2013 Equity Incentive Plan (as amended May 12, 2016) (incorporated by reference to Exhibit 99.2 of the Form S-8)

10.54+
2013 Equity Incentive Plan of the Registrant, as amended and restated April 3, 2019 and as amended March 1, 2021 (incorporated by reference to Exhibit 10.41 of Amendment No. 1 to Form S-1 registration statement filed by the Registrant on July 19, 2021 (File No. 333-257604))

10.55+
Amendment to 2013 Equity Incentive Plan (effective December 9, 2021) (incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No.: 333-258173), filed with the SEC on March 21, 2022)

10.56+	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (as originally adopted and as amended May 12, 2016) (incorporated by reference to Exhibit 99.4 of the Form S-8)

10.57+
Form of Stock Option Agreement under the 2013 Equity Incentive Plan, as amended and restated April 3, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 (File No.: 333-258173), filed by the Registrant on November 11, 2021)

10.58+	2021 Equity Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.6 of the Form S-8)

10.59+
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

10.62+
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

10.64+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.7 of the Form S-8)

10.65	Form of Indemnification Agreement between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.50 of the Form S-1)

10.66
Open Market Sale AgreementSM, dated August 9, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266712) filed with the SEC on August 9, 2022)

10.67
Securities Purchase Agreement, dated June 29, 2023, by and between the Registrant and Pfizer, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on July 6, 2023)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Clawback Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 001-40631), filed with the SEC on March 11, 2024)

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

CARIBOU BIOSCIENCES, INC.

Date: March 10, 2025	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel E. Haurwitz	President and Chief Executive Officer (Principal Executive Officer); Director	March 10, 2025
Rachel E. Haurwitz

/s/ Sriram Ryali	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 10, 2025
Sriram Ryali

/s/ Scott Braunstein	Director	March 10, 2025
Scott Braunstein

/s/ Andrew Guggenhime	Director	March 10, 2025
Andrew Guggenhime

/s/ Dara Richardson-Heron	Director	March 10, 2025
Dara Richardson-Heron

/s/ David Johnson	Director	March 10, 2025
David Johnson

/s/ Natalie R. Sacks	Director	March 10, 2025
Natalie R. Sacks

/s/ Nancy Whiting	Director	March 10, 2025
Nancy Whiting

/s/ Ran Zheng	Director	March 10, 2025
Ran Zheng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Caribou Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caribou Biosciences, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 10, 2025
We have served as the Company's auditor since 2016.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,293	$51,162
Marketable securities, short-term	193,244	277,665
Accounts receivable	265	148
Contract assets	1,158	1,425
Other receivables	1,828	2,286
Prepaid expenses and other current assets	6,589	6,155
Total current assets	219,377	338,841
NON-CURRENT ASSETS
Investments in equity securities	9,276	7,753
Marketable securities, long-term	39,849	43,577
Property and equipment, net	19,281	18,270
Operating lease, right of use assets	20,009	22,182
Other assets	5,521	1,586
TOTAL ASSETS	$313,313	$432,209
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,476	$3,120
Accrued expenses and other current liabilities	23,620	21,135
Operating lease liabilities, current	1,426	1,200
Deferred revenue ($2,487 from related party as of December 31, 2024, and December 31, 2023)	3,129	2,847
Total current liabilities	30,651	28,302
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($1,243 and $3,730 from related party as of December 31, 2024, and December 31, 2023, respectively)	3,317	6,102
MSKCC success payments liability	785	2,939
Operating lease liabilities, non-current	25,061	25,908
Deferred tax liabilities	548	557
Total liabilities	60,362	63,808
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at December 31, 2024, and December 31, 2023; 92,378,577 and 88,448,948 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively	9	8
Additional paid-in-capital	701,077	667,648
Accumulated other comprehensive income	255	30
Accumulated deficit	(448,390)	(299,285)
Total stockholders’ equity	252,951	368,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,313	$432,209
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Licensing and collaboration revenue (including $4,110 and $2,393 for years ended December 31, 2024, and December 31, 2023, respectively, from related parties)	$9,994	$34,477
Operating expenses:
Research and development	130,153	112,075
General and administrative	46,457	38,461
Total operating expenses	176,610	150,536
Loss from operations	(166,616)	(116,059)
Other income (expense)
Change in fair value of the MSKCC success payments liability	2,154	(1,288)
Other income, net	15,348	15,470
Total other income	17,502	14,182
Net loss before (benefit from) provision for income taxes	(149,114)	(101,877)
(Benefit from) provision for income taxes	(9)	193
Net loss	(149,105)	(102,070)
Other comprehensive income
Net unrealized gain on available-for-sale marketable securities, net of tax	225	1,548
Net comprehensive loss	$(148,880)	$(100,522)
Net loss per share, basic and diluted	$(1.65)	$(1.38)
Weighted-average common shares outstanding, basic and diluted	90,317,925	73,807,597
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2022	61,029,184	$6	$499,598	$(1,518)	$(197,215)	$300,871
Issuances of common stock under ESPP	138,454	—	787	—	—	787
Issuances of common stock on exercises of options	228,264	—	793	—	—	793
Issuances of common stock upon vesting of RSUs	78,596	—	—	—	—	—
Issuances of common stock in connection with follow-on public offering, net of offering expenses	22,115,384	2	134,423	—	—	134,425
Issuances of common stock in connection with ATM offering, net of offering expenses	168,635	—	1,007	—	—	1,007
Issuances of common stock pursuant to a private placement with Pfizer	4,690,431	—	17,290	—	—	17,290
Stock-based compensation expense	—	—	13,750	—	—	13,750
Other comprehensive income	—	—	—	1,548	—	1,548
Net loss	—	—	—	—	(102,070)	(102,070)
BALANCE—December 31, 2023	88,448,948	$8	$667,648	$30	$(299,285)	$368,401
Issuances of common stock under ESPP	261,178	—	914	—	—	914
Issuances of common stock on exercises of options	182,217	—	618	—	—	618
Issuances of common stock upon vesting of RSUs	66,173	—	—	—	—	—
Issuances of common stock in connection with ATM offering, net of offering expenses	3,420,061	1	15,191	—	—	15,192
Stock-based compensation expense	—	—	16,706	—	—	16,706
Other comprehensive income	—	—	—	225	—	225
Net loss	—	—	—	—	(149,105)	(149,105)
BALANCE—December 31, 2024	92,378,577	$9	$701,077	$255	$(448,390)	$252,951
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,105)	$(102,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,927	3,525
Gain on disposal of fixed assets	(9)	(34)
Non-cash consideration for licensing and collaboration revenue	(1,634)	(61)
Change in fair value of equity securities	111	6
Stock-based compensation expense	16,706	13,750
Change in fair value of MSKCC success payments liability	(2,154)	1,288
Acquired in-process research and development	1,625	—
Accretion of discounts on investments in marketable securities, net	(4,726)	(4,425)
Non-cash lease expense	2,173	2,048
Changes in operating assets and liabilities:
Accounts receivable	(117)	54
Contract assets	267	822
Other receivables	458	(71)
Prepaid expenses and other current assets	(433)	1,766
Other assets	(3,935)	(48)
Accounts payable	(354)	1,819
Accrued expenses and other current liabilities	2,134	5,743
Deferred revenue, current and long-term	(2,503)	(16,943)
Operating lease liabilities	(621)	(637)
Deferred tax liabilities	(10)	177
Net cash used in operating activities	(138,200)	(93,291)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	397,492	338,188
Purchases of marketable securities	(304,393)	(394,758)
Purchases of property and equipment	(4,880)	(11,613)
Proceeds from sale of property and equipment	13	—
Payments to acquire in-process research and development	(1,625)	—
Net cash provided by (used in) investing activities	86,607	(68,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from follow-on public offering, net of offering expenses	—	134,423
Proceeds from issuances of common stock in a private placement with Pfizer	—	17,290
Proceeds from exercise of stock options	618	1,578
Proceeds from issuances of common stock under ESPP	914	—
Proceeds from issuances of common stock related to ATM, net of offering expenses	15,192	1,007
Net cash provided by financing activities	16,724	154,298
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(34,869)	(7,176)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	51,208	58,384
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$16,339	$51,208
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$16,293	$51,162
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$16,339	$51,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$170

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$754	$692
The accompanying notes are an integral part of these consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (“Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies. Our allogeneic chimeric antigen receptor (“CAR”) -T (“CAR-T”) cell therapy candidates are manufactured in advance with cells from healthy donors, thus enabling broad patient access, rapid patient treatment, and increased manufacturing scale. We use our chRDNA technologies to armor our cell therapies through multiple genome-editing strategies, such as checkpoint disruption, immune cloaking, or a combination of these two strategies, to enhance activity against devastating diseases. We are advancing our pipeline of allogeneic CAR-T cell therapies through four clinical development programs targeting the treatment of hematologic malignancies and autoimmune diseases.
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $448.4 million as of December 31, 2024. During the year ended December 31, 2024, we incurred a net loss of $149.1 million and used $138.2 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $249.4 million as of December 31, 2024, will be sufficient to fund our current operating plan for at least the next 12 months from the date the consolidated financial statements included in this Annual Report on Form 10-K are issued.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our consolidated financial statements; and the reported amounts of revenue, income, and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation expense, accrued research and development expenses, valuation of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability, and income taxes. Our management bases its estimates on historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Segments
Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM is our president and chief executive officer. We view our operations as, and manage our business in, one operating segment, which is the business of developing allogeneic CAR-T cell therapies (see Note 15, “Segment Information”).
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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Years Ended December 31,		As of December 31,
	2024	2023	2024	2023
Licensee A	26.6%	*	49.3%	47.5%
Licensee B	*	71.9%	*	*
Licensee C	24.9%	*	*	*
Licensee D	16.2%	*	*	*
Total	67.7%	71.9%	49.3%	47.5%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of December 31, 2024, or 2023.
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
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability (see Note 3, “Fair Value Measurements and Fair Value of Financial Instruments”).
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024, and 2023, cash and cash equivalents consisted of cash, money market funds, commercial paper, U.S. government agency bonds, and U.S. Treasury bills.
Restricted Cash
We define restricted cash as cash and cash equivalents that cannot be withdrawn or used for general operating activities. Our restricted cash consists of a letter of credit with a financial institution related to one of our workers’ compensation insurance policies. As of December 31, 2024, and 2023, we had less than $0.1 million of restricted cash, which was recorded in other assets in our consolidated balance sheets.
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
As of December 31, 2024, and 2023, investments in equity securities, long-term, consisted primarily of our investment in the preferred stock of a private company, related party (see Note 7, “Related Party Transactions”). We concluded that our shares of the private company’s preferred stock are not in substance common stock and, since these securities do not have readily determinable fair value, we account for our investment in the private company’s preferred stock using the measurement alternative method. As of December 31, 2024, and 2023, we did not recognize any impairment loss related to this investment.
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
Leases
Under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments, we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2024, our leases consisted of real estate operating leases and we did not have any finance leases.
Operating leases are included in Operating lease right-of-use assets; Operating lease liabilities, current; and Operating lease liabilities, non-current in our consolidated balance sheets. Right-of-use assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon facts and circumstances. Applying different judgments to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease right-of-use assets also include adjustments for prepayments, accrued lease payments, and lease incentives. Right-of-use assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our balance sheets.
MSKCC Success Payments Liability

Under the terms of our Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”) (see Note 4, “Significant Agreements”), we are obligated to make success payments and a change of control payment if our stock price increases by certain multiples of increasing value based on a comparison of the fair value of our common stock with $5.1914 per share, adjusted for any future stock splits, during a specified time period. The relevant time period commenced on February 13, 2024, when the first patient was dosed with our anti- C-type lectin-like molecule-1 (“CLL-1”) product candidate (CB-012) in our AMpLify phase 1 clinical trial, and ends upon the earlier of the third anniversary of approval of our biologics license application (“BLA”) by the U.S. Food and Drug Administration (“FDA”) or 10 years from February 13, 2024. Under the MSKCC Agreement, our common stock fair value is determined by the 45-trading day volume weighted-average trading price immediately preceding the date of determination. The success payments liability is accounted for under ASC 815, Derivatives and Hedging. The nature of the success payments liability is contingent consideration for the MSKCC exclusive license and, as such, it was accounted for as research and development expenses at estimated fair value at inception. The success payments liability is remeasured at fair value at each subsequent balance sheet date, and changes in the fair value of the success payments liability are included in other income (expense) in the consolidated statements of operations and comprehensive loss.
To determine the estimated fair value of the MSKCC success payments liability, we use a Monte Carlo simulation methodology that models the future movement of stock prices based on several key variables. This model requires significant estimates and assumptions in determining the estimated fair value of the MSKCC success payments liability at each balance sheet date. The following variables were incorporated in the estimated fair value of the success payments liability: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, and estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and projected volatility. The assumptions used to calculate the fair value of the MSKCC success payments liability are subject to a significant amount of judgment including the expected volatility that was estimated using available information about the historical volatility of stocks of publicly traded companies that are similar to us, the estimated term, and the estimated number and timing of valuation measurement dates. There are several valuation measurement dates that may trigger payments under the MSKCC Agreement and are considered in our valuation of the MSKCC success payments liability (see Note 4, “Significant Agreements”).
Accrued Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses include those for certain payroll and personnel; laboratory supplies; consulting; manufacturing; external clinical; and allocated overhead, including rent, equipment depreciation, and utilities.

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
Acquisition of In-Process Research and Development Assets
We measure and recognize acquired in-process research and development assets, which include licenses, know-how, patents, and transaction fees, based on the cost to acquire the assets and the consideration that is allocated to the items based on a relative fair value methodology. Goodwill is not recognized in asset acquisitions. If acquired in-process technology is determined to not have an alternative future use, the cost is charged to research and development expenses at the acquisition date.
Patent Costs
We expense patent costs as incurred for filing, prosecuting, and maintaining patents and patent applications, including certain of the patents and patent applications that we license from third parties. We classify these costs as general and administrative expenses in our consolidated statements of operations and comprehensive loss. In addition, we are entitled to receive reimbursement from third parties for a portion of the filing, prosecution, and maintenance costs for certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred, and we classify such reimbursements as a reduction of general and administrative expenses. During the years ended December 31, 2024, and 2023, we incurred gross patent costs of $3.8 million and $4.3 million, respectively. During the years ended December 31, 2024, and 2023, we recorded $1.2 million and $1.5 million, respectively, of patent cost reimbursements as a credit to general and administrative expenses.
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
Fair Market Value of Common Stock — The fair market value of our common stock is based on its closing price on Nasdaq as reported on the date of the stock option grant.
Expected Term — Expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period.. The expected term for our stock purchases under our ESPP is the offering period.

Expected Volatility — Expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities within the life sciences industry over a period equal to the expected term of the stock option grants, as we do not have sufficient trading history for our common stock. Comparable companies are chosen based on their size, stage in the life cycle, or area of specialty. We will continue to apply this process for stock options and ESPP stock purchases until enough historical information regarding the volatility of our stock price becomes available.
Expected Dividends — Expected dividends are zero as we have never paid dividends on our common stock and have no plans to do so for the foreseeable future.
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
Other Income, net
We recognize fees earned from sources not considered to be within the normal course of business in other income within the statements of operations and comprehensive loss. During each of the years ended December 31, 2024, and 2023, we recognized $15.3 million of interest income from our short-term and long-term marketable securities.
Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on available-for-sale marketable securities.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include common stock options, shares committed under ESPP and RSUs issued and outstanding. For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential common shares is anti-dilutive.
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by FASB or other standard-setting bodies and adopted are by us as of the specified effective date.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 for the fiscal year 2024. The impact of ASU 2023-07 resulted in additional disclosures in our notes to the consolidated financial statements (see Note 15, “Segment Information”).

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new guidance and do not expect that the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (i) better understand the entity's performance, (ii) better assess the entity's prospects for future cash flows, and (iii) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.
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

Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 1 or Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security valuation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the years ended December 31, 2024, and 2023. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($1,293 included in cash and cash equivalents)	$169,615	$169,615	$—	$—
U.S. government agency bonds ($1,993 included in cash and cash equivalents)	33,482	—	33,482	—
Commercial paper ($1,499 included in cash and cash equivalents)	26,283	—	26,283	—
Money market fund investments (included in cash and cash equivalents)	11,508	11,508	—	—
Corporate debt securities	8,498	—	8,498	—
Total fair value of assets	$249,386	$181,123	$68,263	$—

Liabilities:
MSKCC success payments liability	$785	$—	$—	$785
Total fair value of liabilities	$785	$—	$—	$785

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,439	$262,439	$—	$—
Commercial paper ($9,759 included in cash and cash equivalents)	40,373	—	40,373	—
U.S. government agency bonds	40,185	—	40,185	—
Money market fund investments (included in cash and cash equivalents)	17,876	17,876	—	—
Corporate debt securities	11,531	—	11,531	—
Total fair value of assets	$372,404	$280,315	$92,089	$—

Liabilities:
MSKCC success payments liability	$2,939	$—	$—	$2,939
Total fair value of liabilities	$2,939	$—	$—	$2,939
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of December 31, 2024, and 2023 are presented in the following tables (in thousands):

	As of December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($1,293 included in cash and cash equivalents)	$169,414	$268	$(67)	$169,615
U.S. government agency bonds ($1,993 included in cash and cash equivalents)	33,440	53	(11)	33,482
Commercial paper ($1,499 included in cash and cash equivalents)	26,274	11	(2)	26,283
Money market fund investments (included in cash equivalents)	11,508	—	—	11,508
Corporate debt securities	8,495	3	—	8,498
Total cash equivalents and marketable securities	$249,131	$335	$(80)	$249,386

Classified as:
Cash and cash equivalents				$16,293
Marketable securities, short-term				193,244
Marketable securities, long-term				39,849
Total cash equivalents and marketable securities				$249,386

	As of December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($23,527 included in cash and cash equivalents)	$262,328	$331	$(220)	$262,439
Commercial paper ($9,759 included in cash and cash equivalents)	40,386	—	(13)	40,373
U.S. government agency bonds	40,295	1	(111)	40,185
Money market fund investments (included in cash equivalents)	17,876	—	—	17,876
Corporate debt securities	11,489	50	(8)	11,531
Total cash equivalents and marketable securities	$372,374	$382	$(352)	$372,404

Classified as:
Cash and cash equivalents				$51,162
Marketable securities, short-term				277,665
Marketable securities, long-term				43,577
Total cash equivalents and marketable securities				$372,404
During the years ended December 31, 2024, and 2023, we reviewed our impaired marketable securities and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive loss.
The following table presents the fair value of available-for-sale marketable securities by contractual maturities (in thousands):

December 31, 2024
Due in less than one year	193,244
Due in one to five years	39,849
Total	$233,093
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2022	$1,651
Change in fair value	1,288
Balance at December 31, 2023	$2,939
Change in fair value	(2,154)
Balance at December 31, 2024	$785
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income (expense) until the success payments liability is paid or expires (see Note 4, “Significant Agreements”).

The table below summarizes key assumptions used in the valuation of MSKCC success payments liability:

	As of December 31, 2024	As of December 31, 2023
Fair value of common stock	$1.59	$5.73
Risk-free interest rate	4.58%	3.88%
Expected volatility	105%	79%
Probability of achieving multiple of Initial Share Price(1)	1.5% to 4.9%	5.2% to 18.1%
Expected term (years)	4.1 to 5.0	3.1 to 5.2
(1) MSKCC is entitled to certain success payments if our common stock fair value increases, during a specified time period, by certain multiples of value based on a comparison of the fair value of our common stock to $5.1914 per share, adjusted for any future stock splits (“Initial Share Price”) (see Note 4, “Significant Agreements”).
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption and the historical and implied volatility of our stock. The risk-free interest rate, expected volatility, and expected term assumptions depend on the time period from the initiation of our AMpLify phase 1 clinical trial for our CB-012 product candidate utilizing the know-how, biological materials, and intellectual property licensed under the MSKCC Agreement until the estimated timing of marketing approval for this product candidate from the FDA. In addition, we incorporated the estimated number and timing of valuation measurement dates in the calculation of the MSKCC success payments liability.
4. Significant Agreements
The Regents of the University of California and the University of Vienna
We entered into an Exclusive License Agreement, dated April 16, 2013 (as amended, “UC/Vienna Agreement”) with The Regents of the University of California (“UC”) and the University of Vienna (“Vienna”) (together, “UC/Vienna”) wherein UC/Vienna granted us an exclusive worldwide license, with the right to sublicense, in all fields to the foundational CRISPR-Cas9 patent family co-owned by UC, Vienna, and Dr. Emmanuelle Charpentier (“CVC IP”). Dr. Charpentier has not granted us any rights, either directly or indirectly. The UC/Vienna Agreement continues until the last-to-expire patent or last-to-be-abandoned patent application within the CVC IP; provided, however, that UC/Vienna may terminate the UC/Vienna Agreement upon the occurrence of certain events and we may terminate the UC/Vienna Agreement at our sole discretion upon written notice. Without patent term adjustment (“PTA”) or patent term extension (“PTE”), the CVC IP will expire in 2033. The UC/Vienna Agreement includes certain diligence milestones that we must meet. For products and services sold by us that are covered by the CVC IP, we will owe low- to mid-single-digit percent royalties on net sales, subject to a minimum annual royalty. Prior to the time that we are selling products, we owe UC/Vienna an annual license maintenance fee. We will owe UC/Vienna up to $3.1 million in certain regulatory and clinical milestone payments in the field of human therapeutics and diagnostics for products that are covered by the CVC IP. Additionally, we pay UC/Vienna a specified percentage of sublicensing revenue, including cash and equity, we receive from sublicensing the CVC IP, subject to certain exceptions. If we include intellectual property owned or controlled by us in a sublicense to the CVC IP, we pay UC/Vienna a low double-digit percentage of sublicensing revenues received under the sublicense. If we do not include intellectual property owned or controlled by us in a sublicense to the CVC IP, we pay UC/Vienna 50% of sublicensing revenues received under the sublicense. To date, we have entered into over 30 sublicensing agreements in a variety of fields such as human therapeutics, forestry, agriculture, research reagents, transgenic animals, certain livestock targets, internal research, bioproduction, cell lines, and microbial applications that include the CVC IP as well as other Cas9 intellectual property owned or controlled by us. We are obligated to reimburse UC for its prosecution and maintenance costs of the CVC IP.
For the years ended December 31, 2024, and 2023, we incurred $1.1 million and $1.6 million, respectively, for payments we owe to UC related to sublicensing revenues, which we recorded in research and development expenses in our consolidated statements of operations and comprehensive loss.
For the years ended December 31, 2024, and 2023, we reimbursed UC $1.7 million and $2.3 million, respectively, for prosecution and maintenance costs of the CVC IP, which were recorded in general and administrative expenses in our consolidated statements of operations and comprehensive loss.

On December 15, 2016, we entered into a Consent to Assignments, Licensing and Common Ownership and Invention Management Agreement (“IMA”) relating to the CVC IP. Under the IMA, CRISPR Therapeutics AG (“CRISPR”) reimburses us 50% of the amounts we reimburse UC for patent prosecution and maintenance costs of the CVC IP. For the years ended December 31, 2024, and 2023, CRISPR reimbursed us $0.9 million and $1.1 million, respectively, which we recorded as reductions of general and administrative expenses in our consolidated statements of operations and comprehensive loss.
Memorial Sloan Kettering Cancer Center
On November 13, 2020, we entered into the MSKCC Agreement, under which we exclusively licensed know-how, biological materials, and patent families relating to fully-human single-chain variable fragments targeting CLL-1 for use in T cells, NK cells, and genome-edited induced pluripotent stem cells (“iPSCs”) for allogeneic CLL-1-targeted cell therapies (currently used in our CB-012 product candidate). We paid MSKCC an upfront payment of $0.5 million in cash and $2.1 million in stock. For each licensed CLL-1 product, we will owe potential clinical, regulatory, and commercial milestone payments totaling $111.0 million. In addition, in the event we receive regulatory approval for a licensed CLL-1 product, we will owe low- to mid-single-digit percent royalties on net sales. Our license from MSKCC includes the right to sublicense through multiple tiers and we will owe MSKCC a percentage of upfront cash or equity received from our sublicensees. The percentage owed decreases as our licensed CLL-1 product candidate moves through development, starting at a low-double-digit percentage if clinical trials have not yet begun and decreasing to a mid-single-digit percentage if our licensed CLL-1 product candidate is in later clinical trial stages. We are also responsible for paying a percentage of licensed patent costs. The MSKCC Agreement includes certain diligence milestones that we must meet by specified dates, which may be extended by us upon payment of additional fees.

MSKCC is entitled to certain success payments if our common stock fair value increases by certain multiples of increasing value based on a comparison of the fair value of our common stock to $5.1914 per share, adjusted for any future stock splits (the “Initial Share Price”), during a specified time period. Under the MSKCC Agreement, as a publicly traded company, our common stock fair value is determined by the 45-trading day volume weighted-average trading price immediately preceding the date of determination. At our option, success payments to MSKCC may be made in cash or common stock. The relevant time period commenced on February 13, 2024, when the first patient was dosed with our anti-CLL-1 product candidate (CB-012) in our AMpLify phase 1 clinical trial, and ends upon the earlier of the third anniversary from the approval of our biologics license application (“BLA”) by the FDA or 10 years from February 13, 2024. The aggregate success payments will not exceed $35.0 million. Additionally, if we undergo a change of control during the specified time period, we will owe a change of control payment, depending upon the increase in our stock price due to the change of control and also to what extent success payments have already been paid by us to MSKCC. In no event will the combination of success payments and the change of control payment owed to MSKCC exceed $35.0 million.
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
For the year ended December 31, 2024, we incurred $1.0 million in milestone payments, which we recorded in research and development expenses in our consolidated statements of operations and comprehensive loss. We did not incur any milestone payments during the year ended December 31, 2023.
As of December 31, 2024, and 2023, the estimated fair value of the total success payments obligation to MSKCC was $0.8 million and $2.9 million, respectively, which was included in long-term liabilities in our consolidated balance sheets.
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
During the years ended December 31, 2024, and 2023, we recognized $0.3 million and $0.1 million, respectively, of expenses in reimbursable patent prosecution and maintenance costs, which were recorded as general and administrative expenses in our consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024, and 2023, Intellia reimbursed us $0.3 million and $0.4 million, respectively (including reimbursement for a portion of the patent prosecution and maintenance costs of the CVC IP paid to UC), which were recorded as reductions of general and administrative expenses in our consolidated statements of operations and comprehensive loss. The term of the Intellia License Agreement continues for the life of the licensed patents and patent applications; provided, however, either party may terminate the agreement upon the occurrence of certain events.
On June 16, 2021, we entered into a leaseback agreement with Intellia (“Leaseback Agreement”). Pursuant to the Leaseback Agreement, in exchange for Intellia’s grant to us of an exclusive license to certain intellectual property relating to CRISPR-Cas9, including Cas9 chRDNAs, for use solely in the manufacture of our CB-010 product candidate, we paid Intellia an upfront cash payment of $1.0 million and we will owe up to $23.0 million in potential future regulatory and sales milestones. Additionally, we will owe Intellia low- to mid- single-digit percent royalties on net sales of our CB-010 product candidate until the expiration, abandonment, or invalidation of the last patent within the intellectual property relating to CRISPR-Cas9, including that relating to Cas9 chRDNAs (i.e., 2036, without PTA or PTE).
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
In December 2020, we and Pioneer entered into an amendment to the Pioneer Agreement under which Pioneer assigned to us the chRDNA patent family developed under the research collaboration, and we paid Pioneer an upfront payment of $0.5 million. In addition to the upfront payment, we are now obligated to pay all patent prosecution and maintenance costs for the chRDNA patent family; up to $2.8 million in regulatory milestone payments for therapeutic products that are covered by the chRDNA patent family; up to $20.0 million in sales milestones over a total of four therapeutics products that are covered by the chRDNA patent family; and a low-single-digit percentage of licensing revenue we receive for licensing the chRDNA patent family after December 2020. During the years ended December 31, 2024, and 2023, we did not recognize any expense or income related to the Pioneer Agreement
AbbVie Manufacturing Management Unlimited Company
On February 9, 2021, we entered into a Collaboration and License Agreement (as amended, “AbbVie Agreement”) with AbbVie Manufacturing Management Unlimited Company (“AbbVie”). Under the terms of the AbbVie Agreement, we conducted certain preclinical research and development activities under the collaboration, and AbbVie reimbursed us for all such activities, including reimbursement for time spent by employees at a designated rate. On September 26, 2023, we received notice from AbbVie that AbbVie elected to terminate the AbbVie Agreement. By mutual agreement with AbbVie, termination of the AbbVie Agreement became effective on October 25, 2023.
The transaction price we received under the AbbVie Agreement consisted of a $30.0 million upfront, non-refundable and non-creditable, cash payment and the estimated variable consideration related to our performance of preclinical research, development, and manufacturing activities under the collaboration and developmental and regulatory milestone payments. We constrain the estimated variable consideration if we assess that it is probable that a significant reversal in the amount of cumulative revenue recognized may occur in future periods. The transaction price was reevaluated at the end of each reporting period and as changes in circumstances occurred. We determined that the licenses we granted to AbbVie and our participation in the joint governance committee were not capable of being distinct from the preclinical research, development, and manufacturing activities and therefore were combined into one performance obligation. We recognized revenue based on the measure of progress using an estimated cost-based input method each reporting period.
Upon receipt of the termination notice, we stopped performing preclinical research and development services under the AbbVie Agreement and determined that our performance obligation to AbbVie was substantially completed as of September 30, 2023. Consequently, the remaining $20.8 million of deferred revenue from the $30.0 million upfront cash payment was recognized upon satisfaction of the performance obligation during the year ended December 31, 2023.
During the year ended December 31, 2023, we recognized $24.8 million in licensing and collaboration revenue associated with the AbbVie Agreement, of which $22.7 million had been included in deferred revenue as of the beginning of the period. As of December 31, 2024, and 2023, we had no amounts recorded in deferred revenue and in accounts receivable or contract assets in our consolidated balance sheets related to the now-terminated AbbVie Agreement.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the years ended December 31, 2024, and 2023, (in thousands):

	Years Ended December 31,
	2024	2023
United States	$9,270	$32,770
Rest of world	724	1,707
Total	$9,994	$34,477
During the year ended December 31, 2024, we recognized $7.5 million of revenue related to performance obligations satisfied at a point in time, and we recognized $2.5 million of revenue related to performance obligations satisfied over time.
During the year ended December 31, 2023, we recognized $8.4 million of revenue related to performance obligations satisfied at a point in time, and we recognized $26.1 million of revenue related to performance obligations satisfied over time that included $24.8 million in licensing and collaboration revenue associated with the now-terminated AbbVie Agreement.
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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of December 31, 2024, and 2023, our deferred revenue balance primarily resulted from the upfront payment received relating to our performance obligation to Pfizer, Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities during the year ended December 31, 2024 (in thousands):

	Balance as of December 31, 2023	Additions	Deductions	Balance as of December 31, 2024
Accounts receivable	$148	$6,146	$(6,029)	$265

Contract assets:
Unbilled accounts receivable	$1,425	$4,029	$(4,296)	$1,158

Contract liabilities:
Deferred revenue, current and long-term	$8,949	$1,580	$(4,083)	$6,446
During the years ended December 31, 2024, and 2023, we recognized $2.9 million and $23.2 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of December 31, 2024, and 2023, were approximately $6.4 million and $8.9 million, respectively. We expect to recognize approximately $3.1 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Other receivables consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued interest on marketable securities	$930	$702
Patent cost reimbursements	898	1,403
Other	—	181
Total	$1,828	$2,286

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid contract manufacturing and clinical costs	$3,919	$3,942
Prepaid insurance	889	993
Other	1,781	1,220
Total	$6,589	$6,155
Property and equipment, net, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Lab equipment	$19,054	$15,581
Leasehold improvements	11,518	2,235
Computer equipment	897	895
Furniture and office equipment	697	499
Construction in progress	—	8,204
Total property and equipment	32,166	27,414
Less accumulated depreciation and amortization	(12,885)	(9,144)
Property and equipment, net	$19,281	$18,270
Depreciation and amortization expenses related to property and equipment were $3.9 million and $3.5 million, for the years ended December 31, 2024, and 2023, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued research and development expenses	$12,020	$8,720
Accrued employee compensation and related expenses	8,560	9,517
Accrued patent expenses	769	613
Accrued expenses related to sublicensing revenues	592	802
Credit card liability	18	377
Other	1,661	1,106
Total	$23,620	$21,135
7. Related Party Transactions
Edge Animal Health
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a private company, related party, under which we granted Edge an exclusive worldwide license to Cas9 and Cas12a chRDNA intellectual property rights and know-how in the defined field of veterinary therapeutics. As consideration for this exclusive license, Edge issued to us 7,500,000 shares of convertible preferred stock with an estimated fair value of $7.5 million, which was the price paid for similar shares by another investor, and which was an arm’s length transaction. This represents a material voting interest in Edge and entitles us to hold one of the four board of director seats. As of December 31, 2024, we had appointed one of the four Edge directors. We concluded that Edge is a variable interest entity and that we are not its primary beneficiary based on our representation on its board of directors. As Edge’s convertible preferred stock is not in substance common stock, we recorded this investment using the measurement alternative.
In June 2024, we received additional shares of convertible preferred stock pursuant to anti-dilution rights associated with the Edge chRDNA License Agreement with Edge. Edge issued 1,623,275 shares of convertible preferred stock to us with an estimated fair value of $1.6 million, based on management’s best estimate and judgment. The Edge

chRDNA License Agreement is a contract with a customer under ASC 606. We recognized $1.6 million as revenue during the year ended December 31, 2024. We did not recognize any revenue in connection with the Edge chRDNA License Agreement in 2023. The carrying value of the Edge investment was $9.2 million and $7.5 million as of December 31, 2024, and 2023, respectively.
On May 16, 2023, we entered into an Exclusive License Agreement for Veterinary Therapeutics (CRISPR-Cas9) (“Edge Cas9 License Agreement”), under which we granted Edge an exclusive worldwide license to certain CRISPR-Cas9 intellectual property rights in the field of veterinary therapeutics. Previously, on May 15, 2020, we had entered into an Option for an Exclusive License under which Edge could exercise its option within three years upon payment of a total of $1.2 million, which Edge paid, and we entered into the Edge Cas9 License Agreement. We did not recognize any revenue in connection with the Edge Cas9 License Agreement during the year ended December 31, 2024. We recognized $1.2 million of revenue in connection with the Edge Cas9 License Agreement during the year ended December 31, 2023.
Pfizer Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Pfizer, pursuant to which we, in a private placement transaction, issued and sold to Pfizer 4,690,431 shares of our common stock, par value $0.0001 per share, at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy known as CB-011 that is being evaluated in our CaMMouflage phase 1 clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
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
During the year ended December 31, 2024, we recognized $2.5 million of revenue from Pfizer. As of December 31, 2024, there was approximately $3.7 million of related party deferred revenue ($2.5 million included in current liabilities and $1.2 million included in long-term liabilities) related to our performance obligation to Pfizer. During the year ended December 31, 2023, we recognized $1.2 million of revenue from Pfizer. As of December 31, 2023, there was approximately $6.2 million of related party deferred revenue ($2.5 million included in current liabilities and $3.7 million included in long-term liabilities) related to our performance obligation to Pfizer.

8. Leases
Operating Lease Obligations
We lease laboratory and office space under two noncancellable operating agreements. In March 2021, we entered into a ten-year lease agreement, which superseded and replaced our prior lease, as amended, for our corporate headquarters and the new lease included additional office and laboratory space located within the same building in Berkeley, California. This lease agreement contains a renewal option for an additional term of five years. In addition to base rent, we pay our share of operating expenses and taxes.
In January 2022, we entered into a ten-and-a-half-year lease agreement for approximately 10,000 square feet of office and laboratory space in Berkeley, California, near our current corporate headquarters. In connection with signing this lease, we paid a deposit in the amount of $0.4 million to the lessor, and we will receive a total of $1.8 million in tenant improvement allowances. This lease agreement contains an escalation clause for increased base rent over the term and a renewal option for an additional term of five years. In addition to base rent, we pay our share of operating expenses and taxes. The leasehold improvements constructed are presented under property and equipment on our consolidated balance sheets and are depreciated on a straight-line basis over the shorter of remaining lease term or estimated useful life.
The components of lease costs, which are included in our statements of operations and comprehensive loss, were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost(1)	$7,679	$7,628
Short-term lease cost	250	250
Total lease cost	$7,929	$7,878
(1)Includes $2.5 million of variable lease cost related to operating expenses and taxes for each of the years ended December 31, 2024, and 2023.
Supplemental information related to our leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,522	$3,732
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for our corporate laboratory and office leases:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)	6.5	7.4
Weighted-average discount rate	11.3%	11.3%

The following table summarizes a maturity analysis of our operating lease liabilities showing the aggregate lease payments as of December 31, 2024:

Year ending December 31:	(in thousands)
2025(1)	$4,310
2026	5,720
2027	5,922
2028	6,122
2029	6,336
Thereafter	9,657
Total future undiscounted lease payments	38,067
Less imputed interest	(11,580)
Total discounted lease payments	26,487
Less current portion of lease liability	(1,426)
Noncurrent portion of lease liability	$25,061

(1)Reflects an offset of $0.1 million related to incentives expected to be received in 2025.
9. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with CMOs, suppliers, CROs, clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of December 31, 2024, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of December 31, 2024, and 2023, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., case number 3:23-cv-01742 (“Bergman Case”). The Bergman Case complaint challenged disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million in exchange for a full release of the putative class’s claims against us and all our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. On February 18, 2025, the court issued an order granting final approval of the settlement.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of CB-010, CB-010’s clinical results and commercial prospects, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. The lawsuit is at the preliminary stage of the proceedings.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al, case number 4:25-cv-02199 (“Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages for our company as well as that we make certain changes to our corporate governance. The Derivative Case is at the preliminary stage of the proceedings.
10. Common Stock
Common stock reserved for future issuances consisted of the following:

	As of December 31, 2024	As of December 31, 2023
Stock options, issued and outstanding	10,782,103	9,410,404
Stock options, authorized for future issuances	7,618,931	5,952,012
Stock committed under ESPP	2,139,666	1,516,355
Unvested RSUs and PSUs	1,297,327	205,357
Total common stock reserved for future issuances	21,838,027	17,084,128
Shelf Registration Statement
On August 9, 2022, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC. The Shelf Registration Statement allows us to sell from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination of these securities, for our own account in one or more offerings (including the $100.0 million of common stock reserved for our at-the-market equity offering program). The SEC declared the Shelf Registration Statement effective on August 16, 2022, and will expire after three years. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering as described in a prospectus supplement to the Shelf Registration Statement to be filed with the SEC prior to the completion of any such offering.
In July and August 2023, we issued and sold a total of 22,115,384 shares of our common stock in an underwritten follow-on public offering at a price of $6.50 per share, which included the full exercise of the underwriters’ right to purchase 2,884,615 additional shares of our common stock. The total gross proceeds from the offering were approximately $143.7 million ($134.4 million net of underwriting discounts and commissions and offering expenses). The shares were issued pursuant to the Shelf Registration Statement.
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
During the year ended December 31, 2024, we issued 3,420,061 shares of our common stock, in a series of sales, at an average price of $4.58 per share, in accordance with the ATM Sales Agreement for aggregate gross proceeds of $15.7 million ($15.2 million net of offering expenses).

During the year ended December 31, 2023, we issued 168,635 shares of our common stock, in a series of sales, at an average price of $7.32 per share, in accordance with the ATM Sales Agreement for aggregate gross proceeds of $1.2 million ($1.0 million net of offering expenses).

11. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted and our stockholders approved the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. We reserved 5,200,000 shares of common stock for issuance under the 2021 Plan. In addition, 934,562 shares available for issuance under the 2013 Equity Incentive Plan, adopted in 2013 and amended and restated in 2019, were transferred into the 2021 Plan. In addition, any shares subject to awards under the 2013 Plan that terminate, expire, or lapse for any reason without the delivery of shares, or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, will be added to the 2021 Plan. The 2021 Plan also provides that the number of shares initially reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and ending on January 1, 2031, by an amount equal to the lesser of (i) 5% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by our board of directors. No more than 56,000,000 shares of stock may be issued upon the exercise of incentive stock options under the 2021 Plan. Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of our common stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. The grant date fair market value of all awards made under the 2021 Plan and all cash compensation paid by us to any non-employee director for services as a director in any fiscal year may not exceed $750,000, increased to $1,000,000 in the fiscal year of their initial service as a non-employee director. As of December 31, 2024, we had 7,618,931 shares available for issuance under the 2021 Plan.
The following table summarizes stock option activity under our equity incentive plans during the year ended December 31, 2024:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands) (1)

Outstanding at December 31, 2022	6,733,074	$9.01	8.2	$8,203
Options granted	3,524,616	$5.70
Options exercised	(228,264)	$3.47
Options cancelled or forfeited	(619,022)	$7.17
Outstanding at December 31, 2023	9,410,404	$8.03	8.0	$6,432
Options granted	3,593,852	$5.90
Options exercised	(182,217)	$3.39
Options cancelled or forfeited	(2,039,936)	$7.61
Outstanding at December 31, 2024	10,782,103	$7.47	7.7	$18
Exercisable at December 31, 2024	5,508,348	$8.32	6.8	$18
Vested and expected to vest at December 31, 2024	10,782,103	$7.47	7.7	$18

(1) The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the year ended December 31, 2024, we granted 3,593,852 stock options to employees with a weighted-average grant date fair value of $4.04.
During the year ended December 31, 2023, we granted 3,524,616 stock options to employees with a weighted-average grant date fair value of $3.88.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years Ended December 31,
	2024	2023
Volatility	75.3% to 75.9%	74.1% to 75.8%
Expected term (in years)	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	3.7% to 4.5%	3.5% to 4.9%
Expected dividend yield	0.0%	0.0%
As of December 31, 2024, there was $20.9 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
During the year ended December 31, 2024, we granted 1,410,242 RSUs and no PSUs under the 2021 Plan. A summary of the status of and change in unvested RSUs and PSUs as of December 31, 2024 was as follows:

	Number of Shares Underlying Outstanding RSUs and PSUs	Weighted-Average Grant Date Fair Value per RSU and PSU
Unvested, January 1, 2023	256,146	$10.07
Granted	75,000	5.88
Vested	(78,596)	10.04
Forfeited	(47,193)	10.37
Unvested, December 31, 2023	205,357	$8.49
Granted	1,410,242	5.53
Vested	(66,173)	10.07
Forfeited	(252,099)	7.60
Unvested, December 31, 2024	1,297,327	$5.37
On August 22, 2022, we granted PSUs to our executive officers, which would have vested contingent upon the achievement of a clinical milestone for our CB-010 product candidate during a performance period ending December 31, 2024, and the executive officer’s continued employment during the performance period. As of December 31, 2024, none of these PSUs had vested and all PSUs were forfeited since the achievement of this milestone was not met within the required time frame. No stock-based compensation was recorded on these awards. There were no PSUs outstanding as of December 31, 2024.
As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested RSUs was $5.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.
Employee Stock Purchase Plan
In July 2021, our board of directors adopted and our stockholders approved the ESPP, which became effective on July 22, 2021. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended (“Tax Code”). We reserved 511,000 shares of our common stock for employee purchases under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2022 and ending on January 1, 2031 by an amount equal to the lesser of (i) 1.00% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of stock as determined by our board of directors; provided that the maximum number of shares that may be issued under the ESPP is 10,000,000 shares. The ESPP allows an eligible employee to purchase shares of our common stock at a discount through payroll deductions of up to 15% of the employee’s eligible compensation. At the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock at the beginning of the offering period or at the end of each applicable offering period. We issued 468,745 shares of common stock under the ESPP as of December 31, 2024. We recorded $0.4 million and $0.5 million in accrued liabilities related to contributions withheld as of December 31, 2024, and 2023, respectively.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$6,920	$5,809
General and administrative	9,786	7,941
Total	$16,706	$13,750
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Years Ended December 31,
	2024	2023
Stock options	$14,193	$12,392
ESPP	422	574
RSUs	2,091	784
Total	$16,706	$13,750
12. 401(k) Savings Plan
In 2017, we established a defined-contribution savings plan under Section 401(k) of the Tax Code. Our 401(k) plan is available to all employees and allows participants to defer a portion of their annual compensation on a pretax basis subject to applicable laws. We also provide a 4% match for employee contributions up to a certain limit. During the years ended December 31, 2024, and 2023, we contributed $1.2 million and $1.1 million, respectively, to our 401(k) plan.
13. Income Taxes
We reported pre-tax book losses in the United States of $149.1 million and $101.9 million for the years ended December 31, 2024, and 2023, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

Years	2024	2023
Federal income tax (benefit) at statutory rate	(21%)	(21%)
State taxes, net of federal benefit	(8%)	(6%)
Change in valuation allowance, federal	27%	24%
Change in valuation allowance, state	7%	6%
Stock-based compensation	1%	1%
R&D tax credits, net of reserves	(5%)	(4%)
Return to provision, federal	(2%)	—%
Change in rates	1%	—%
Effective income tax rate	—%	—%
For the years ended December 31, 2024, and 2023, our tax provision for (benefit from) income taxes consisted of the following (in thousands):

Years	2024	2023
Current income taxes
Federal	$—	$—
State	1	15
Total current income tax expense	1	15

Deferred income taxes:
Federal	67	1
State	(77)	177
Total deferred income tax (benefit) expense	(10)	178
Total income tax (benefit) expense	$(9)	$193
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2024, and 2023 (in thousands):

	2024	2023
Deferred tax assets:
NOL and tax attributes	$81,619	$51,688
Accrued expenses and reserve	1,800	2,158
Deferred revenue and expenses	1,402	697
State income taxes	7	7
Capitalized license and patent costs	1,089	1,456
Capitalized research and development cost	56,865	37,196
Lease liabilities	6,090	7,098
Stock-based compensation	5,976	4,625
Total deferred tax assets	154,848	104,925
Valuation allowance	(147,313)	(96,166)
Net deferred tax assets	7,535	8,759
Deferred tax liabilities:
Investments in equity securities	(2,107)	(1,948)
Lease right of use assets	(4,600)	(5,808)
Fixed assets	(1,376)	(1,560)
Total deferred tax liabilities	(8,083)	(9,316)
Net deferred tax assets (liabilities)	$(548)	$(557)
We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2024, our deferred tax assets were primarily the result of historical federal and state net operating loss (“NOL”) and tax credits, deferred revenue and expenses, capitalized research costs and the net of lease right of use assets and liabilities. As of December 31, 2024, a valuation allowance of $147.3 million was recorded against our deferred tax assets. As of December 31, 2023, a valuation allowance of $96.2 million was recorded against our deferred tax assets.
As of December 31, 2024, we had federal NOL carryforwards of $142.1 million, which do not expire. As of December 31, 2024, we had state NOL carryforwards of $245.5 million, which may be available to offset future state income, and which expire at various years beginning with 2036.
As of December 31, 2024, we generated federal research and development tax credit carryforwards of $17.2 million, which will begin to expire in 2037. As of December 31, 2024, we had state credit carryforwards of $11.3 million available to reduce future tax liabilities, which do not expire. We also generated $10.8 million of orphan drug credits as of December 31, 2024, which begin to expire in 2042.
In accordance with the 2017 Tax Act, research and experimental (“R&E”) expenses under Section 174 of the Tax Code are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. Thus, we have capitalized R&E expenses in our current tax provision.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance at the beginning of the year	$4,093	$2,799
Increases related to current year tax positions	2,654	1,269
Increases related to prior year tax positions	1,298	123
Decreases related to prior year tax positions	(36)	(98)
Balance at the end of year	$8,009	$4,093
As of December 31, 2024, no amount of unrecognized tax benefits, if recognized, would affect the effective tax rate. We do not expect a significant change to our unrecognized tax benefits over the next 12 months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, and 2023, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations and comprehensive loss.
We file our federal and state income tax returns with varying statutes of limitations. Our tax years from 2012 through 2023 will remain open to examination due to the carryover of the unused NOLs and tax credits. There are no ongoing examinations by taxing authorities at this time.
The following table shows the change in deferred tax valuation allowance for the periods indicated:

	2024	2023
Beginning balance, January 1	96,166	66,408
Change charged to expense	51,147	29,758
Ending balance, December 31	147,313	96,166
14. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(149,105)	$(102,070)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	90,317,925	73,807,597
Net loss per share, basic and diluted	$(1.65)	$(1.38)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive.

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of December 31, 2024	As of December 31, 2023
Stock options outstanding	10,782,103	9,410,404
RSUs issued and outstanding	1,297,327	153,000
Shares committed under ESPP	304,434	134,276
	12,383,864	9,697,680
15. Segment Information
We operate and manage our business as one reportable segment and one operating segment, which is the business of developing allogeneic CAR-T cell therapies. Our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All our material long-lived assets are located in the United States. Our CODM uses consolidated net loss to evaluate our spend and monitor our budget versus actual results to assess performance of the segment and to allocate resources across our company. Factors used in determining the reportable segment include the nature of our operating activities, our company’s organizational and reporting structures, and the type of information reviewed by our CODM to allocate resources and evaluate financial performance.
The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Years Ended December 31,
	2024	2023
Licensing and collaboration revenue	$9,994	$34,477
Less:
Research and development:
External costs	77,649	65,521
Internal costs(1)	42,120	37,760
Total research and development	119,769	103,281
General and administrative(2)	36,217	30,013
Other segment items(3)	18,461	18,723
Other income, net	(15,348)	(15,470)
Segment and consolidated net loss	$(149,105)	$(102,070)
(1)Research and development internal costs for the years ended December 31, 2024, and 2023, exclude $6.9 million and $5.8 million of stock-based compensation expense, respectively, and $3.5 million and $3.0 million of depreciation and amortization expense, respectively.
(2)General and administrative expense for the years ended December 31, 2024, and 2023, exclude $9.8 million and $7.9 million of stock-based compensation expense, respectively, and $0.5 million and $0.5 million of depreciation and amortization expense, respectively.
(3)Other segment items include stock-based compensation, change in fair value of the MSKCC success payments liability, depreciation and amortization, and (benefit from) provision for income taxes.
16. Restructuring Charge
On July 16, 2024, we announced that we had discontinued preclinical research activities associated with our allogeneic CAR-natural killer (“CAR-NK”) platform and reduced our workforce by 21 positions, or approximately 12%. The workforce reduction was completed during the third quarter of 2024. As a result, we recorded a total of $0.6 million in non-recurring restructuring charges during the year ended December 31, 2024, consisting primarily of cash severance costs, continuation of benefits, and transition support services for impacted employees.

17. Subsequent Events
We did not have any subsequent events as of the filing date of this Annual Report on Form 10-K, except as disclosed in Note 9.