Form 10-Q
period 2025-03-31
Caribou Biosciences, Inc.
filed 2025-05-08
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had 93,004,602 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,417	$16,293
Marketable securities, short-term	179,048	193,244
Accounts receivable	88	265
Contract assets	808	1,158
Other receivables	1,844	1,828
Prepaid expenses and other current assets	6,118	6,589
Total current assets	217,323	219,377
NON-CURRENT ASSETS
Investments in equity securities	9,265	9,276
Marketable securities, long-term	3,987	39,849
Property and equipment, net	18,519	19,281
Operating lease, right of use assets	19,520	20,009
Other assets	5,042	5,521
TOTAL ASSETS	$273,656	$313,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,873	$2,476
Accrued expenses and other current liabilities	19,888	23,620
Operating lease liabilities, current	1,901	1,426
Deferred revenue ($2,487 from related party as of March 31, 2025, and December 31, 2024)	2,829	3,129
Total current liabilities	28,491	30,651
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($622 and $1,243 from related party as of March 31, 2025, and December 31, 2024, respectively)	2,621	3,317
MSKCC success payments liability	451	785
Operating lease liabilities, non-current	24,323	25,061
Deferred tax liabilities	548	548
Total liabilities	56,434	60,362
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized at March 31, 2025, and December 31, 2024; 93,004,602 and 92,378,577 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	9	9
Additional paid-in-capital	705,427	701,077
Accumulated other comprehensive income	167	255
Accumulated deficit	(488,381)	(448,390)
Total stockholders’ equity	217,222	252,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,656	$313,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Licensing and collaboration revenue (including $622 for each of the three-month periods ended March 31, 2025, and March 31, 2024, from related parties)	$2,353	$2,429
Operating expenses:
Research and development	35,531	33,788
General and administrative	9,735	14,643
Total operating expenses	45,266	48,431
Loss from operations	(42,913)	(46,002)
Other income:
Change in fair value of the MSKCC success payments liability	334	303
Other income, net	2,588	4,465
Total other income	2,922	4,768
Net loss	(39,991)	(41,234)
Other comprehensive loss
Net unrealized loss on available-for-sale marketable securities, net of tax	(88)	(352)
Net comprehensive loss	$(40,079)	$(41,586)
Net loss per share, basic and diluted	$(0.43)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	92,679,493	89,302,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	92,378,577	$9		$701,077	$255	$(448,390)	$252,951
Issuances of common stock under ESPP	408,282	—	—	468	—	—	468
Issuances of common stock upon vesting of RSUs	217,743	—		—	—	—	—
Stock-based compensation expense	—	—		3,882	—	—	3,882
Net loss	—	—		—	—	$(39,991)	(39,991)
Other comprehensive loss	—	—		—	(88)	—	(88)
BALANCE—March 31, 2025	93,004,602	$9		$705,427	$167	$(488,381)	$217,222

BALANCE—December 31, 2023	88,448,948	$8		$667,648	$30	$(299,285)	$368,401
Issuances of common stock under ESPP	122,035	—		667	—	—	667
Issuances of common stock on exercises of options	134,347	—		489	—	—	489
Issuances of common stock in connection with ATM offering, net of offering expenses	1,594,171	1		11,329	—	—	11,330
Issuances of common stock upon vesting of RSUs	15,000	—			—	—	—
Stock-based compensation expense	—	—		3,988	—	—	3,988
Net loss	—	—		—	—	(41,234)	(41,234)
Other comprehensive loss	—	—		—	(352)	—	(352)
BALANCE—March 31, 2024	90,314,501	$9		$684,121	$(322)	$(340,519)	$343,289
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,991)	$(41,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,165	710
Change in fair value of equity securities	11	—
Stock-based compensation expense	3,882	3,988
Change in fair value of MSKCC success payments liability	(334)	(303)
Acquired in-process research and development	—	1,500
Accretion of discounts on investments in marketable securities, net	(452)	(1,539)
Non-cash lease expense	490	524
Changes in operating assets and liabilities:
Accounts receivable	177	(770)
Contract assets	350	454
Other receivables	(17)	561
Prepaid expenses and other current assets	471	(758)
Other assets	479	(209)
Accounts payable	1,404	2,720
Accrued expenses and other current liabilities	(3,101)	(2,204)
Deferred revenue, current and long-term	(996)	(694)
Operating lease liabilities	(263)	51
Net cash used in operating activities	(36,725)	(37,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	65,955	97,088
Purchases of marketable securities	(15,532)	(71,184)
Purchases of property and equipment	(1,042)	(1,448)
Payments to acquire in-process research and development	—	(1,500)
Net cash provided by investing activities	49,381	22,956
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	489
Proceeds from issuances of common stock under ESPP	468	667
Proceeds from issuances of common stock related to ATM, net of offering expenses	—	11,329
Net cash provided by financing activities	468	12,485
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,124	(1,762)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	16,339	51,208
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$29,463	$49,446
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$29,417	$49,400
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$29,463	$49,446

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$115	$851
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (“Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. We use our chRDNA technologies to armor our allogeneic CAR-T cell therapies through multiple genome-editing strategies, such as checkpoint disruption and immune cloaking, to enhance activity against devastating diseases. We are advancing two clinical-stage allogeneic CAR-T cell therapies for the treatment of patients with hematologic malignancies.
We incorporated in October 2011 as a Delaware corporation and are headquartered in Berkeley, California. We have four wholly owned subsidiaries that hold interests in our equity investments and do not have operating activities.
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $488.4 million as of March 31, 2025. During the three months ended March 31, 2025, we incurred a net loss of $40.0 million and used $36.7 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $212.5 million as of March 31, 2025, will be sufficient to fund our current operating plan for at least the next 12 months from the date this Quarterly Report on Form 10-Q (“Form 10-Q”) is filed.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K (“Form 10-K”).
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements; and the reported amounts of revenue, income, and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation expense, accrued research and development expenses, valuation of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”), and income taxes. Our management bases its estimates on historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		As of March 31, 2025	As of December 31, 2024
	March 31, 2025	March 31, 2024
Licensee A	26.2%	25.3%	*	*
Licensee B	16.8%	23.1%	60.7%	49.3%
Licensee C	26.4%	25.6%	*	*
Licensee D	*	*	10.9%	*
Total	69.4%	74.0%	71.6%	49.3%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of March 31, 2025, or December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new guidance and do not expect that the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements and related disclosures.
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

3. Fair Value Measurements and Fair Value of Financial Instruments
Our financial instruments consist of Level 1, Level 2, and Level 3 financial instruments. We generally classify our marketable securities as Level 1 or Level 2. Instruments are classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing, and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs including, in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security valuation on any given day. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the three months ended March 31, 2025, and March 31, 2024. Level 1 financial instruments are comprised of money market fund investments and U.S. Treasury bills. Level 2 financial instruments are comprised of commercial paper, corporate debt securities, and U.S. government agency bonds. Financial assets and liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial instruments consist of the MSKCC success payments liability.
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$133,571	$133,571	$—	$—
Commercial paper ($13,044 included in cash and cash equivalents)	31,147	—	31,147	—
U.S. government agency bonds	28,861		28,861	—
Money market fund investments (included in cash and cash equivalents)	16,373	16,373	—	—
Corporate debt securities	2,500	—	2,500	—
Total fair value of assets	$212,452	$149,944	$62,508	$—
Liabilities:
MSKCC success payments liability	$451	$—	$—	$451
Total fair value of liabilities	$451	$—	$—	$451

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($1,293 included in cash and cash equivalents)	$169,615	$169,615	$—	$—
U.S. government agency bonds ($1,933 included in cash and cash equivalents)	33,482	—	33,482	—
Commercial paper ($1,499 included in cash and cash equivalents)	26,283	—	26,283	—
Money market fund investments (included in cash and cash equivalents)	11,508	11,508	—	—
Corporate debt securities	8,498	—	8,498	—
Total fair value of assets	$249,386	$181,123	$68,263	$—
Liabilities:
MSKCC success payments liability	$785	$—	$—	$785
Total fair value of liabilities	$785	$—	$—	$785
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of March 31, 2025, and December 31, 2024, are presented in the following tables (in thousands):

	As of March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$133,434	$158	$(21)	$133,571
Commercial paper ($13,044 included in cash and cash equivalents)	31,153	—	(6)	31,147
U.S. government agency bonds	28,825	40	(4)	28,861
Money market fund investments (included in cash and cash equivalents)	16,373	—	—	16,373
Corporate debt securities	2,500	—	—	2,500
Total cash equivalents and marketable securities	$212,285	$198	$(31)	$212,452

Classified as:
Cash and cash equivalents				$29,417
Marketable securities, short-term				179,048
Marketable securities, long-term				3,987
Total cash equivalents and marketable securities				$212,452

	As of December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills ($1,293 included in cash and cash equivalents)	$169,414	$268	$(67)	$169,615
U.S. government agency bonds ($1,933 included in cash and cash equivalents)	33,440	53	(11)	33,482
Commercial paper ($1,499 included in cash and cash equivalents)	26,274	11	(2)	26,283
Money market fund investments (included in cash and cash equivalents)	11,508	—	—	11,508
Corporate debt securities	8,495	3	—	8,498
Total cash equivalents and marketable securities	$249,131	$335	$(80)	$249,386

Classified as:
Cash and cash equivalents				$16,293
Marketable securities, short-term				193,244
Marketable securities, long-term				39,849
Total cash equivalents and marketable securities				$249,386
We reviewed our impaired marketable securities as of March 31, 2025, and December 31, 2024, and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income.
The following table presents the fair value of available-for-sale marketable securities by contractual maturities (in thousands):

March 31, 2025
Due in less than one year	$179,048
Due in one to five years	3,987
Total	$183,035
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance at December 31, 2024	$785
Change in fair value	(334)
Balance at March 31, 2025	$451
Our liability for the MSKCC success payments is carried at fair value and changes are recognized as expense or income as part of other income until the success payments liability is paid or expires. We recorded a $0.3 million change in the fair value of the MSKCC success payments liability as a gain in other income in our unaudited condensed consolidated statements of operations and comprehensive loss for each of the three-month periods ended March 31, 2025, and March 31, 2024.

The table below summarizes key assumptions used in the valuation of the MSKCC success payments liability:

As of December 31, 2024
Fair value of common stock	$1.59
Risk-free interest rate	4.58%
Expected volatility	105%
Probability of achieving multiple of Initial Share Price(1)	1.5% to 4.9%
Expected term (years)	4.1 to 5.0
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
As of March 31, 2025, we did not note any significant changes to the inputs used in the MSKCC success payments liability fair value calculation, other than a change in the fair value of our common stock to $0.91 per share. On April 24, 2025, we announced the discontinuation of the AMpLify phase 1 clinical trial for our CB-012 product candidate.
4. Significant Agreements
Since December 31, 2024, there have been no material changes to the key terms of our significant agreements. For further information regarding our significant agreements, see Note 4 to the consolidated financial statements included in our Form 10-K.
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
For the three months ended March 31, 2025, and March 31, 2024, we recorded $0.3 million and $1.3 million, respectively, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to our license agreements. For the three months ended March 31, 2025, and March 31, 2024, we recorded $0.2 million and $0.2 million, respectively, as general and administrative expenses for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.2 million and $0.1 million, respectively.
As of March 31, 2025, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $159.9 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three months ended March 31, 2025, and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$2,224	$2,269
Rest of world	129	160
Total	$2,353	$2,429
During each of the three-month periods ended March 31, 2025, and March 31, 2024, we recognized $1.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.

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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of March 31, 2025, and December 31, 2024, our deferred revenue balance primarily resulted from the upfront payment received relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities during the three months ended March 31, 2025 (in thousands):

	Balance as of December 31, 2024	Additions	Deductions	Balance as of March 31, 2025
Accounts receivable	$265	$1,704	$(1,881)	$88

Contract assets:
Unbilled accounts receivable	$1,158	$808	$(1,158)	$808

Contract liabilities:
Deferred revenue, current and long-term	$6,446	$665	$(1,661)	$5,450
During the three months ended March 31, 2025, and March 31, 2024, we recognized $1.0 million and $0.7 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of March 31, 2025, and March 31, 2024, were approximately $5.4 million and $8.3 million, respectively. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.

6. Balance Sheet Items
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid contract manufacturing and clinical costs	$3,315	$3,919
Prepaid insurance	540	889
Other	2,263	1,781
Total	$6,118	$6,589
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$19,457	$19,054
Leasehold improvements	11,518	11,518
Computer equipment	897	897
Furniture and equipment	697	697
Total property and equipment, gross	32,569	32,166
Less: accumulated depreciation and amortization	(14,050)	(12,885)
Property and equipment, net	$18,519	$19,281
Depreciation and amortization expenses related to property and equipment were $1.2 million and $0.7 million for the three months ended March 31, 2025, and March 31, 2024, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$12,530	$12,020
Accrued employee compensation and related expenses	4,518	8,560
Accrued patent expenses	731	769
Accrued expenses related to sublicensing revenues	565	592
Other	1,544	1,679
Total	$19,888	$23,620
7. Related Party Transactions
Since December 31, 2024, there have been no new related party transactions, except as set forth below. For further information regarding our related parties, see Note 7 to the consolidated financial statements included in our Form 10-K.
Pfizer Investment
During the three months ended March 31, 2025, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under Accounting Standards Codification (“ASC”) Topic 606. During the three months ended March 31, 2024, we recognized $0.6 million of revenue from Pfizer. As of March 31, 2025, there was approximately $3.1 million of related party deferred revenue ($2.5 million included in current liabilities and $0.6 million included in long-term liabilities) related to our performance obligation to Pfizer. As of December 31, 2024, there was approximately $3.7 million of related party deferred revenue ($2.5 million included in current liabilities and $1.2 million included in long-term liabilities) related to our performance obligation to Pfizer.

8. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, clinical research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of March 31, 2025, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of March 31, 2025, and December 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
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
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of CB-010, CB-010’s clinical results and commercial prospects, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On April 15, 2025, the lead plaintiff filed a motion to voluntarily dismiss the lawsuit and, on April 27, 2025, the court granted the motion, dismissing the lawsuit without prejudice.

On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al., case number 4:25-cv-02199 (“First Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages from our company as well as that we make certain changes to our corporate governance. On March 11, 2025, a second shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against the same defendants as in the First Derivative Case, Allen, derivatively on behalf of Caribou Biosciences, Inc. v. Braunstein, et al., case number 4:25-cv-02463 (“Second Derivative Case”), with the same allegations. On April 1, 2025, the First Derivative Case and the Second Derivative Case were deemed related and assigned to the same judge and, on April 7, 2025, the First Derivative Case and the Second Derivative Case were consolidated into a single action, In re Caribou Biosciences, Inc. Derivative Litigation, lead case number 4:25-cv-02199 (the “Consolidated Derivative Action”). The Consolidated Derivative Action is at the preliminary stage of the proceedings.
9. Common Stock
Common stock reserved for future issuances consisted of the following:

	As of March 31, 2025	As of December 31, 2024
Stock options, issued and outstanding	14,022,265	10,782,103
Stock options, authorized for future issuances	7,902,961	7,618,931
Stock available under ESPP	2,655,169	2,139,666
Unvested RSUs	2,217,789	1,297,327
Total common stock reserved for future issuances	26,798,184	21,838,027
Shelf Registration Statement
On August 9, 2022, we filed a shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”). The Shelf Registration Statement allows us to sell from time to time up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination of these securities, for our own account in one or more offerings (including the $100.0 million of common stock reserved for our at-the-market equity offering program). The SEC declared the Shelf Registration Statement effective on August 16, 2022, and it will expire after three years on August 16, 2025. The terms of any offering under the Shelf Registration Statement will be established at the time of such offering, as described in a prospectus supplement to the Shelf Registration Statement to be filed with the SEC prior to the completion of any such offering.
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
During the three months ended March 31, 2025, we did not issue any shares of our common stock under the ATM Sales Agreement.
During the three months ended March 31, 2024, we issued 1,594,171 shares of our common stock, in a series of sales, at an average price of $7.33 per share, in accordance with the ATM Sales Agreement for aggregate gross proceeds of $11.7 million ($11.3 million net of offering expenses).
10. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of March 31, 2025, we had 7,902,961 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans during the three months ended March 31, 2025:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding at December 31, 2024	10,782,103	$7.47	7.7	$18
Options granted	3,335,888	1.43
Options exercised	—	—
Options cancelled or forfeited	(95,726)	7.53
Outstanding at March 31, 2025	14,022,265	$6.04	8.0	$8
Exercisable at March 31, 2025	6,515,145	$8.14	6.9	$8
Vested and expected to vest at March 31, 2025	14,022,265	$6.04	8.0	$8
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock at the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended March 31, 2025, we granted 3,335,888 stock options to employees with a weighted average grant date fair value of $1.07.
During the three months ended March 31, 2024, we granted 2,913,727 stock options to employees with a weighted average grant date fair value of $4.59.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2025	2024
Volatility	86.1% to 89.7%	75.7% to 75.9%
Expected term (in years)	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	4.3% to 4.6%	4.0% to 4.3%
Expected dividend yield	0.0%	0.0%
As of March 31, 2025, there was $21.1 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units
During the three months ended March 31, 2025, we granted 1,148,685 restricted stock units (“RSUs”) to employees. A summary of the status of and change in unvested RSUs as of March 31, 2025, was as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value per RSU
Unvested, January 1, 2025	1,297,327	$5.37
Granted	1,148,685	1.41
Vested	(217,743)	6.81
Forfeited	(10,480)	5.57
Unvested, March 31, 2025	2,217,789	$3.17
As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $6.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.2 years.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 877,027 shares of common stock under the ESPP as of March 31, 2025. We recorded $0.2 million in accrued liabilities related to contributions withheld as of March 31, 2025.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,743	$1,617
General and administrative	2,139	2,371
Total	$3,882	$3,988
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$3,175	$3,489
RSUs	585	427
ESPP	122	72
Total	$3,882	$3,988
11. Income Taxes
No income tax expense was recorded during each of the three-month periods ended March 31, 2025, and March 31, 2024 due to our operating losses.

12. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(39,991)	$(41,234)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	92,679,493	89,302,937
Net loss per share, basic and diluted	$(0.43)	$(0.46)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31, 2025	As of March 31, 2024
Stock options outstanding	14,022,265	12,094,332
RSUs issued and outstanding	2,217,789	1,128,191
Shares committed under ESPP	509,727	108,788
	16,749,781	13,331,311
13. Segment Information
We operate and manage our business as one reportable segment and one operating segment, which is the business of developing allogeneic CAR-T cell therapies. Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance; the CODM is our president and chief executive officer. Our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All our material long-lived assets are located in the United States. Our CODM uses consolidated net loss to evaluate our spend and monitor our budget versus actual results to assess performance of the segment and to allocate resources across our company. Factors used in determining the reportable segment include the nature of our operating activities, our company’s organizational and reporting structures, and the type of information reviewed by our CODM to allocate resources and evaluate financial performance.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Licensing and collaboration revenue	$2,353	$2,429
Less:
Research and development:
External costs	21,859	20,963
Internal costs(1)	10,877	10,611
Total research and development	32,736	31,574
General and administrative(2)	7,484	12,158
Other segment items(3)	4,712	4,396
Other income, net	(2,588)	(4,465)
Segment and consolidated net loss	$(39,991)	$(41,234)
(1)Research and development internal costs for the three months ended March 31, 2025, and March 31, 2024, exclude $1.7 million and $1.6 million of stock-based compensation expense, respectively, and $1.1 million and $0.6 million of depreciation and amortization expense, respectively.
(2)General and administrative expense for the three months ended March 31, 2025, and March 31, 2024, exclude $2.1 million and $2.4 million of stock-based compensation expense, respectively, and $0.1 million and $0.1 million of depreciation and amortization expense, respectively.
(3)Other segment items include stock-based compensation, change in fair value of the MSKCC success payments liability, and depreciation and amortization.
14. Subsequent Events
On April 24, 2025, we announced a strategic pipeline prioritization with workforce and cost reduction initiatives to focus resources on our CB-010 and CB-011 oncology programs. At that time, we disclosed that we had discontinued our GALLOP phase 1 trial of CB-010 for the treatment of lupus prior to dosing the first patient; our AMpLify phase 1 clinical trial of CB-012, an allogeneic anti-CLL-1 CAR-T cell therapy, for the treatment of relapsed or refractory acute myeloid leukemia, as additional data would be needed to advance this program; and our preclinical research. Additionally, we announced that our workforce was reduced by 47 employees, or approximately 32% of our company. In connection with the strategic pipeline prioritization and the workforce reduction, we currently estimate that expenses of approximately $2.5 million to $3.5 million in total will be incurred, consisting primarily of cash severance costs, benefits, and transition support services for impacted employees and costs to wind down our GALLOP phase 1 clinical trial and our AMpLify phase 1 clinical trial. Of these amounts, workforce reduction costs are estimated to be $1.8 million to $2.0 million, which we expect to incur in the second quarter of 2025, and clinical trial wind-down costs are estimated to be $0.7 million to $1.5 million, which we expect to incur through the third quarter of 2025. The charges that we expect to incur in connection with the foregoing are subject to a number of assumptions, and actual results may differ materially. We may also incur costs not currently contemplated due to events that may occur as a result of, or that are associated with, our strategic pipeline prioritization with workforce and cost reduction initiatives.

On May 7, 2025, we received a deficiency letter (the “Nasdaq Notice”) from the Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our shares of common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market. The Nasdaq Notice has no immediate effect on the listing of our common stock. We have an initial period of 180 calendar days (which expires on November 3, 2025) to regain compliance with Nasdaq minimum bid price requirement. To regain compliance, in general, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period. Failure to cure this deficiency could result in our common stock being delisted from Nasdaq.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2025.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements, other than statements of historical facts, contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical development programs, including our expectations about the timing of such programs; the expected timing of disclosure of clinical data from such programs; the safety, efficacy, and potential advantages of our product candidates; future regulatory filings and interactions with regulatory authorities; our results of operations and financial position; and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
As a result of many factors, including but not limited to the risks described in the section of our Form 10-K titled “Risk Factors,” in the section entitled “Risk Factors” in this Form 10-Q, and in other filings we make with the SEC, the events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview

We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, or “chRDNA,” pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy product candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. Our allogeneic CAR-T cell therapy product candidates in clinical development are directed at established cell surface targets against which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, CD19 and B cell maturation antigen (“BCMA”). We use our chRDNA technologies to armor our allogeneic CAR-T cell therapies through multiple genome-editing strategies, such as checkpoint disruption and immune cloaking, to enhance activity against devastating diseases.
We are advancing two clinical-stage allogeneic CAR-T cell therapies for the treatment of patients with hematologic malignancies:
•CB-010: an allogeneic anti-CD19 CAR-T cell therapy that is being evaluated in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”) in our ANTLER phase 1 clinical trial
•CB-011: an allogeneic anti-BCMA CAR-T cell therapy that is being evaluated in patients with relapsed or refractory multiple myeloma (“r/r MM”) in our CaMMouflage phase 1 clinical trial
CB-010 has received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory large B cell lymphoma (“r/r LBCL”) as well as fast track designation for r/r B-NHL from the U.S. Food and Drug Administration (“FDA”); CB-011 has received fast track designation for r/r MM from the FDA.

To our knowledge, CB-010 is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with a genome-edited knockout of the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface. At a poster presentation during the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024, we presented safety, efficacy, and translational data for the first 46 patients evaluated in our ANTLER phase 1 clinical trial after a single dose of CB-010. CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. A retrospective analysis of all patient data demonstrated that patients who received a dose of CB-010 manufactured from a donor with at least four matching human leukocyte antigen (“HLA”) alleles (of 12 total alleles) with the patient (referred to as “partial HLA matching”) resulted in improved progression-free survival (“PFS”) compared to patients who received a single dose of CB-010 from a donor with fewer than four matching HLA alleles. To confirm the partial HLA matching strategy, we are enrolling approximately 20 additional 2L LBCL patients in the ongoing ANTLER phase 1 clinical trial. In addition, we are enrolling a proof-of-concept cohort of up to 10 patients in our ANTLER phase 1 clinical trial who have relapsed following any prior CD19-targeted therapy in this population of unmet need.
To our knowledge, CB-011 is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This immune cloaking armoring strategy results in no endogenous class I HLA alleles expressed on the CAR-T cell surface, except for expression of the B2M-HLA-E transgene. This reduces the number of potential mismatched HLA alleles to six from 12, resulting in a reduced risk of rapid immunologic clearing of the CAR-T cells by the patient. In the dose escalation portion of our CaMMouflage phase 1 clinical trial, dose level 1 (50x106 viable CAR-T cells), dose level 2 (150x106 viable CAR-T cells), dose level 3 (450x106 viable CAR-T cells), and dose level 4 (800x10~~6~~ viable CAR-T cells) of CB-011 have cleared without any observed dose-limiting toxicities (“DLTs”). We have implemented a deeper lymphodepletion regimen that includes an increased dose of cyclophosphamide (up from the original 300 mg/m2/day to 500 mg/m2/day together with the same fludarabine dose of 30 mg/m2/day for three days). Dose level 2 (150x106 viable CAR-T cells), dose level 3 (450x106 viable CAR-T cells), and dose level 4 (800x106 viable CAR-T cells) with the deeper lymphodepletion have cleared with no DLTs observed. We are enrolling additional patients with the deeper lymphodepletion regimen in order to further define safety and efficacy and to determine the recommended doses for expansion.

On April 24, 2025, we announced a strategic pipeline prioritization with workforce and cost reduction initiatives to focus resources on our CB-010 and CB-011 oncology programs. At that time, we disclosed that we had discontinued our GALLOP phase 1 trial of CB-010 for the treatment of lupus prior to dosing the first patient; our AMpLify phase 1 clinical trial of CB-012, an allogeneic anti-CLL-1 CAR-T cell therapy, for the treatment of relapsed or refractory acute myeloid leukemia, as additional data would be needed to advance this program; and our preclinical research. Patients treated in the AMpLify phase 1 clinical trial will continue to be followed as part of our long-term follow up study. Additionally, we announced that our workforce was reduced by 47 employees, or approximately 32% of our company. In connection with the strategic pipeline prioritization and the workforce reduction, we currently estimate that expenses of approximately $2.5 million to $3.5 million in total will be incurred, consisting primarily of cash severance costs, benefits, and transition support services for impacted employees and costs to wind down our GALLOP phase 1 clinical trial and our AMpLify phase 1 clinical trial. The charges that we expect to incur in connection with the foregoing are subject to a number of assumptions, and actual results may differ materially. We may also incur costs not currently contemplated due to events that may occur as a result of, or that are associated with, our strategic pipeline prioritization with workforce and cost reduction initiatives.
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

Our net losses for the three months ended March 31, 2025, and March 31, 2024, were $40.0 million and $41.2 million, respectively. We had an accumulated deficit of $488.4 million as of March 31, 2025. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
•advance clinical trials for our CAR-T cell therapy product candidates, including through succeeding clinical phases of development for these product candidates;
•seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•expand manufacturing capabilities and supply chain capacity for our product candidates;
•experience any delays, challenges, or other issues associated with any of the above, including the failure of clinical trials meeting endpoints or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;
•hire additional personnel, as needed, to support our clinical development efforts;
•acquire or in-license intellectual property or new technologies;
•expand, maintain, enforce, and defend our intellectual property portfolio;
•make royalty, milestone, or other payments under current, and any future, agreements with third parties;
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company, including defending against any class action securities litigation and shareholder derivative lawsuits.
We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our cell therapy product candidates as well as the CAR-T cell therapy product candidates themselves. We expect to continue to rely on our CMOs for manufacturing our clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide greater flexibility and control over our clinical or commercial manufacturing needs.
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $2.4 million for each of the three-month periods ended March 31, 2025, and March 31, 2024. See Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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
•costs incurred in connection with the clinical development and manufacturing of our product candidates, including under agreements with CMOs, suppliers, clinical research organizations (“CROs”), and clinical sites; and
•other research and development costs and consulting services.
Internal costs include:
•personnel-related costs, including salaries, benefits, and stock-based compensation expense, for our research and development personnel; and
•allocated facilities and other overhead expenses, including expenses for rent, facilities maintenance, and depreciation.
We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets on our unaudited condensed consolidated balance sheets. The capitalized amounts are recognized as expenses as the goods are delivered or as related services are performed. We separately track certain external costs on a program-by-program basis; however, we do not track costs that are deployed across our programs. We do not allocate internal costs as several of our departments support our programs and our payroll and other personnel expenses are not tracked on a program-by-program basis.
Clinical development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our product candidates through clinical trials; conduct translational research to support our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; and hire additional personnel to support our clinical development efforts.
The successful development of our CAR-T product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:
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
•entry into collaborations to further the development of our product candidates;
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
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$1,092	$3,659
Services provided by CROs, CMOs, and third parties that conduct preclinical studies and clinical trials on our behalf	15,643	12,096
Other research and development expenses	5,124	5,208
Total external costs	21,859	20,963
Internal costs:
Personnel-related expenses	10,313	9,982
Facilities and other allocated expenses	3,359	2,843
Total internal costs	13,672	12,825
Total research and development expenses	$35,531	$33,788

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
We expect that our general and administrative expenses will increase in the future if our clinical trials are successful and if we prepare for potential commercialization of our product candidates, as expenses would increase to support the growth and operations of a public company with late-stage clinical programs and potential commercial products.
Other Income
Other income consists primarily of interest income earned on cash and marketable securities and the change in fair value of the Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under our Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”).
Results of Operations
Comparison of the Three Months Ended March 31, 2025, and March 31, 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Licensing and collaboration revenue	$2,353	$2,429	$(76)
Operating expenses:
Research and development	35,531	33,788	1,743
General and administrative	9,735	14,643	(4,908)
Total operating expenses	45,266	48,431	(3,165)
Loss from operations	(42,913)	(46,002)	3,089
Other income:
Change in fair value of the MSKCC success payments liability	334	303	31
Other income, net	2,588	4,465	(1,877)
Total other income	2,922	4,768	(1,846)
Net loss	$(39,991)	$(41,234)	$1,243
Licensing and Collaboration Revenue

Licensing and collaboration revenue decreased by less than $0.1 million to $2.4 million for the three months ended March 31, 2025, from $2.4 million for the three months ended March 31, 2024.

The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Pfizer, related party	$622	$622	$—
Other licensees	1,731	1,807	(76)
Total licensing and collaboration revenue	$2,353	$2,429	$(76)
Research and Development Expenses
Research and development expenses increased by $1.7 million to $35.5 million for the three months ended March 31, 2025, from $33.8 million for the three months ended March 31, 2024. This increase was primarily related to (i) an increase of $3.9 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by (a) an increase of $2.0 million in CRO activities for clinical trials and (b) an increase of $1.9 million due to timing of CMO activities; (ii) an increase of $0.5 million in other facilities and allocated expenses; (iii) an increase of $0.3 million in personnel-related expenses, including an increase in salary and benefit expense of $0.2 million and an increase in stock-based compensation of $0.1 million; partially offset by decreases of $2.5 million in expenses related to licenses, sublicensing revenue, and milestones and $0.5 million in other research and development expenses to advance preclinical and clinical research for our programs, as well as other consulting services related.
General and Administrative Expenses
General and administrative expenses decreased by $4.9 million to $9.7 million for the three months ended March 31, 2025, from $14.6 million for the three months ended March 31, 2024. This decrease was primarily related to decreases of $4.5 million in legal expenses, including $3.9 million related to the accrual of a securities class action litigation settlement expense in 2024, other service-related expenses, and $0.3 million in personnel-related expenses, including a decrease in stock-based compensation of $0.2 million and a decrease of $0.1 million in salary and benefit expenses.
Total Other Income
Total other income decreased by $1.8 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.3 million, for each of the three-month periods ended March 31, 2025, and March 31, 2024.
Other income, net decreased by $1.9 million during the three months ended March 31, 2025, compared to March 31, 2024. This decrease was primarily related to a $1.9 million decrease in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception through March 31, 2025, we have raised an aggregate net proceeds of $838.1 million to fund our operations through our initial public offering (“IPO”); sales of convertible preferred stock; a follow-on public offering; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; private placements; at-the-market equity offerings; and government grants.
As of March 31, 2025, we had cash, cash equivalents, and marketable securities of $212.5 million.

Shelf Registration Statement
On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (“Shelf Registration Statement”) with the SEC, which allows us to, from time to time, sell up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved for our at-the-market equity offering program described below). The Shelf Registration Statement was declared effective by the SEC on August 16, 2022, and will expire after three years on August 16, 2025. As of March 31, 2025, $239.4 million remained available and unallocated under the Shelf Registration Statement, including $83.1 million for our at-the-market equity offering program. We plan to file a replacement shelf registration statement prior to expiration of the Shelf Registration Statement.
At-the-Market Equity Offering Program
On August 9, 2022, we entered into an Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may, from time to time, in our sole discretion, issue and sell, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock under the Shelf Registration Statement, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Jefferies uses commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose). We plan to include a new “at the market” facility in the replacement shelf registration statement, with Jefferies acting as sales agent pursuant to the ATM Sales Agreement, prior to expiration of the Shelf Registration Statement.
Through March 31, 2025, we sold an aggregate of 3,588,696 shares of our common stock under the ATM Sales Agreement at an average price per share of $4.71 for aggregate gross proceeds of $16.9 million ($16.2 million net of offering expenses). During the three months ended March 31, 2025, we did not sell any shares of our common stock under the ATM Sales Agreement.
Funding Requirements
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date this Form 10-Q is filed. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
We will continue to be dependent upon equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our license agreements as described in Notes 4 and 8 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Our primary use of cash is to fund operating expenses and research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses.
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs, and results of clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•the potential impact of reductions in government spending and personnel under the new Administration;
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
•the cost of establishing sales, marketing, and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products;
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
•the impact of inflationary pressures and potential tariffs on the cost of our operations; and
•the costs of operating as a public company, including defending against class action securities litigation and shareholder derivative lawsuits.
Furthermore, our operating plans may change, and we expect to need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise additional capital. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market equity offering program), debt financings, collaborations and strategic alliances, licensing arrangements, and/or other sources. There are no assurances that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. Disruptions and volatility in the global and domestic capital markets resulting from heightened inflation, potential tariffs, capital market volatility, interest rate and currency rate fluctuations, artificial intelligence, government agency changes under the new Administration, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia, conflict in the Middle East, and tension between China and Taiwan) may increase the cost of capital and limit our ability to access capital. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Strategic Investment
On June 29, 2023, we entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with Pfizer, Inc. (“Pfizer”) pursuant to which we, in a private placement transaction, agreed to issue and sell to Pfizer 4,690,431 shares of our common stock at a purchase price of $5.33 per share, for aggregate gross proceeds of approximately $25.0 million (“Pfizer Investment”). The issuance and sale of the shares to Pfizer closed on June 30, 2023. We granted certain registration rights to Pfizer under the Securities Purchase Agreement covering the resale of the shares. Unless otherwise agreed by Pfizer, we have agreed to use the proceeds from the Pfizer Investment solely in connection with (i) the development program for our allogeneic anti-BCMA CAR-T cell therapy product candidate (CB-011) that is being evaluated in our CaMMouflage phase 1 clinical trial and/or (ii) any other single-targeted anti-BCMA CAR-T cell therapy using an anti-BCMA single-chain variable fragment owned or controlled by us (collectively, cell therapies described in clauses (i) and (ii) are referred to as a “BCMA Product Candidate”), for 36 months beginning on June 29, 2023.
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

Cash Flows
Comparison of the Three Months Ended March 31, 2025, and March 31, 2024
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Cash used in operating activities	$(36,725)	$(37,203)	$478
Cash provided by investing activities	49,381	22,956	26,425
Cash provided by financing activities	468	12,485	(12,017)
Net increase (decrease) in cash, and cash equivalents, and restricted cash	$13,124	$(1,762)	$14,886
Cash Used in Operating Activities
Net cash used in operating activities was $36.7 million for the three months ended March 31, 2025, compared to $37.2 million for the three months ended March 31, 2024. This decrease was primarily driven by decreases in net loss; accretion of discounts on investments in marketable securities, net; and an increase in net changes in prepaid expenses and other current assets; partially offset by decreases in acquired in-process research and development and in net changes of accounts payable.

Cash Provided by Investing Activities
Net cash provided by investing activities was $49.4 million for the three months ended March 31, 2025, compared to $23.0 million for the three months ended March 31, 2024. The increase in net cash provided by investing activities was primarily driven by lower cash utilized for purchases of marketable securities; partially offset by a decrease in proceeds from maturities of marketable securities.
Cash Provided by Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2025, compared $12.5 million for the three months ended March 31, 2024. The decrease was primarily driven by proceeds from the issuance of common stock under the ATM Sales Agreement, net of offering expenses, during the three months ended March 31, 2024. We did not sell any common stock under the ATM Sales Agreement during the three months ended March 31, 2025.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2024, and the related notes included in our Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies. There have been no material changes to our critical accounting estimates as compared to those disclosed in our Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On April 11, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our officers and current and former members of our board of directors, Bergman v. Caribou Biosciences, Inc., et al., case number 3:23-cv-01742 (“Bergman Case”). The Bergman Case complaint challenged disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged durability of CB-010’s therapeutic effect and the product candidate’s clinical and commercial prospects, in alleged violation of Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).On September 18, 2023, plaintiffs filed an amended complaint adding the IPO underwriters as defendants and making substantially the same allegations as the original complaint. On November 14, 2023, we filed a motion to dismiss the amended complaint for failure to state a claim. Motion to dismiss briefing was completed on February 21, 2024. On April 22, 2024, we reached an agreement in principle with plaintiffs to settle the Bergman Case for $3.9 million in exchange for a full release of the putative class’s claims against us and all our current and former officers, current and former members of our board of directors, the IPO underwriters, and the other named defendant. On February 18, 2025, the court issued an order granting final approval of the settlement.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of CB-010, CB-010’s clinical results and commercial prospects, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Exchange Act. On April 15, 2025, the lead plaintiff filed a motion to voluntarily dismiss the lawsuit and, on April 27, 2025, the court granted the motion, dismissing the lawsuit without prejudice.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al, case number 4:25-cv-02199 (“First Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages from our company as well as that we make certain changes to our corporate governance. On March 11, 2025, a second shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against the same defendants as in the First Derivative Case, Allen, derivatively on behalf of Caribou Biosciences, Inc. v. Braunstein, et al., case number 4:25-cv-02463 (“Second Derivative Case”), with the same allegations. On April 1, 2025, the First Derivative Case and the Second Derivative Case were deemed related and assigned to the same judge and, on April 7, 2025, the First Derivative Case and the Second Derivative Case were consolidated into a single action, In re Caribou Biosciences, Inc. Derivative Litigation, lead case number 4:25-cv-02199 (the “Consolidated Derivative Action”). The Consolidated Derivative Action is at the preliminary stage of the proceedings.
Item 1A. Risk Factors.
Except for the following, there have been no material changes to the Risk Factors previously disclosed in Item 1A. to Part I of our Form 10-K. The risks described in our Form 10-K and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
We are not in compliance with the continued listing requirements of Nasdaq, and, if we cannot regain compliance, our common stock will be subject to delisting.
Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “CRBU.” The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On May 7, 2025, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the bid price for our shares of common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Rule”). We have 180 calendar days, or until November 3, 2025, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period, at which time the Staff will provide written notification to us that our stock complies with the Minimum Bid Price Rule, unless the Staff exercises its discretion to extend this 10-business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). There can be no assurance that we will be able to regain compliance with the applicable Nasdaq Global Select listing requirements, or, if our listing is transferred to the Nasdaq Capital Market, meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule. If we fail to regain compliance with the continued listing requirements of Nasdaq, Nasdaq will take steps to delist our common stock.
We cannot assure you that a reverse stock split, if implemented, will increase our stock price for a sustained period or will have the desired effect of maintaining compliance with Nasdaq continued listing requirements.
To regain compliance with the Minimum Bid Price Rule, we may need to implement a reverse stock split, which would require stockholder approval. We have included a proposal in our proxy statement for consideration by our stockholders at our upcoming 2025 Annual Meeting of Stockholders scheduled for June 12, 2025, that would give our board of directors the discretion, for a period of one year from the date on which the 2025 Annual Meeting concludes, to effect a reverse stock split at a ratio ranging from any whole number between 1-for-5 and 1-for-50 inclusive, as determined by our board of directors in its discretion, subject to its authority to abandon such amendment. If we implement a reverse stock split, we expect that a reverse stock split will increase the market price of our common stock. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower-priced stocks. Even if we implement a reverse stock split, the market price of our common stock may decrease due to factors unrelated to the reverse stock split. The market price of our common stock may also be based on other factors that may be unrelated to the number of shares outstanding, including the timing and content of disclosures about our clinical trials for our product candidates. Moreover, there can be no assurances that, even if data from our clinical trials are positive, our stock price will increase. If a reverse stock split is effected and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Even if we implement a reverse stock split, there is no assurance we will regain or maintain compliance with the Minimum Bid Price Rule, or otherwise be in compliance with other applicable Nasdaq listing rules.
We cannot assure you that our common stock will regain compliance with the Minimum Bid Price Rule by any compliance deadline. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including Nasdaq requirements related to the minimum number of shares that must be in the public float, the minimum market value of the public float, and the minimum number of market makers, among others. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting the number of shares we could sell under a registration statement to offer and sell freely tradable securities, thereby reducing the amount of capital we could raise in the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.
Moreover, under a recent change in Nasdaq rules, if we effect a reverse stock split and we fail to be in compliance with the Minimum Bid Price Rule within one year of that previous reverse stock split, we would not be eligible for any 180-day compliance period and we may be subject to immediate delisting. Nasdaq’s position is that this applies to a company even if the company was in compliance with the Minimum Bid Price Rule at the time of its prior reverse stock split. Accordingly, if we effect a reverse stock split, whether for the purpose of regaining compliance with the Minimum Bid Price Rule or other business reasons, and subsequently the closing bid price of our common stock drops below $1.00 long enough to no longer be in compliance with the Minimum Bid Price Rule within one year of a previous reverse stock split, we may suffer immediate delisting without an opportunity to regain compliance.

The effective increase in the number of authorized shares of our common stock as a result of a reverse stock split may result in dilution to existing stockholders from future issuances of shares.
If approved by our stockholders and implemented by our board of directors, effecting a reverse stock split would not change the total authorized number of shares of our common stock, which would remain at 300,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. However, the reduction in the issued and outstanding shares would, in effect, provide more authorized shares available for future issuance. These additional shares would be available for issuance from time to time for corporate purposes such as issuances of common stock in connection with capital-raising transactions and acquisitions of other companies or assets, as well as for issuance upon conversion or exercise of securities such as convertible debt, warrants, or options convertible into, or exercisable for, common stock. Although we believe that the availability of the additional shares will provide us with flexibility to meet business needs as they arise, to take advantage of favorable opportunities, and to respond effectively in a changing corporate environment, if we issue additional shares for any of these purposes, the aggregate ownership interest of our current stockholders, and the interest of each existing stockholder, would be diluted, possibly substantially. In the past, we have conducted public and private offerings of our securities, and we will require additional capital to develop our product candidates and fund our operations. As a result, it is foreseeable that we will seek to issue additional shares of common stock in connection with capital raising activities or any of the other activities described above, which would result in dilution of the interests of existing stockholders.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities for the Three Months Ended March 31, 2025

There were no unregistered sales of equity securities during the three months ended March 31, 2025.
Item 5. Other Information.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard
On May 7, 2025, we received a deficiency letter (the “Nasdaq Notice”) from the Staff of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our shares of common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market under the Minimum Bid Price Rule.
The Nasdaq Notice has no immediate effect on the listing of our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days (which expires on November 3, 2025) to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period, at which time the Staff will provide written notification to us that we comply with the Minimum Bid Price Rule, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
If we do not regain compliance with the Minimum Bid Price Rule during the initial 180-calendar day period, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and provide written notice of our intention to cure the Minimum Bid Price Rule deficiency during the second compliance period. As part of its review process, Nasdaq will make a determination as to whether it believes we will be able to cure this deficiency. If the Staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal any determination to delist our common stock.
We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Price Rule, including effectuating a reverse stock split. We have included a proposal in our proxy statement for consideration by our stockholders at our upcoming 2025 Annual Meeting of Stockholders scheduled for June 12, 2025, that would give our board of directors the discretion, for a period of one year from the date on which the 2025 Annual Meeting concludes, to effect a reverse stock split at a ratio ranging from any whole number between 1-for-5 and 1-for-50 inclusive, as determined by board of directors in its discretion, subject to its authority to abandon such amendment. There is no guarantee that our stockholders will approve this proposal and, even if we obtain stockholder approval and a reverse stock split is implemented, the future impact of a reverse stock split upon the market price of our common stock cannot be predicted with certainty and there is no assurance that we will regain or maintain compliance with the Minimum Bid Price Rule, or otherwise be in compliance with other applicable Nasdaq listing rules and that we will be able to maintain our listing with Nasdaq.
Rule 10b5-1 Trading Arrangements
On January 2, 2025, Sriram Ryali, M.B.A., our chief financial officer, entered into a “Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408) that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. This sell-to-cover arrangement applies to restricted stock units or performance-based stock units (collectively, “RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, that were previously granted or that could in the future be granted by us from time to time (this type of arrangement, with the attributes described in this paragraph, is referred to as an “RSU Sell-to-Cover Instruction”). An RSU Sell-to-Cover Instruction provides for the automatic sale of shares of common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable tax withholding obligations, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligations. The number of shares of common stock that will be sold under an RSU Sell-to-Cover Instruction is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement, and the potential future grant of RSUs subject to a RSU Sell-to-Cover Instruction. An RSU Sell-to-Cover Instruction will remain in place indefinitely unless revoked in writing (including as to any particular sell-to-cover sale, as to which the officer may elect to pay the applicable withholding taxes in cash) in accordance with their terms.
Rachel Haurwitz, Ph.D., our president and chief executive officer and a member of our board of directors, also had in effect an RSU Sell-to-Cover Instruction. Pursuant to Dr. Haurwitz’s request, on February 5, 2025, our board of directors approved the shortening of the 30-day advance notice period under Dr. Haurwitz’s RSU Sell-to-Cover Instruction for Dr. Haurwitz to elect to pay the required withholding taxes in cash with respect to the February 20, 2025 partial vesting of Dr. Haurwitz’s RSUs and to revoke the RSU Sell-to-Cover Instruction with respect to that particular RSU vesting date. On February 7, 2025, Dr. Haurwitz delivered a notice to us electing to pay such withholding taxes in cash and revoke the RSU Sell-to-Cover Instruction with respect to the February 20, 2025, vesting of RSUs covering 29,675 shares of our common stock. We believe that the action of our board of directors to approve such shorter notice period to make a cash pay election may be deemed to constitute, as of February 5, 2025, both a termination of Dr. Haurwitz’s existing RSU Sell-to-Cover Instruction and an adoption by Dr. Haurwitz of a new RSU Sell-to-Cover Instruction as of such date. If so, the new RSU Sell-to-Cover Instruction is also intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
Additionally, effective March 18, 2025, The City Canyon Family Trust, a trust for which Dr. Haurwitz and her husband are co-trustees, terminated the 10b5-1 trading plan that it had adopted on September 6, 2024, without any shares being sold.
Except as described above, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408) during the quarter ended March 31, 2025.
Advisory Consulting Agreement with Retiring Chief Scientific Officer
On March 5, 2025, Steven B. Kanner, Ph.D., our chief scientific officer, informed us that he will retire from his position effective June 30, 2025. Our board of directors has approved, and we have entered into, an advisory agreement with Dr. Kanner to provide research and development consultation services, effective as of July 1, 2025, under which agreement Dr. Kanner will provide up to 16 hours each month for a fee of $6,400 per month for a one-year period, expiring on June 30, 2026. Either Dr. Kanner or us may terminate the agreement upon 30 calendar days’ prior notice to the other party.

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
Officer Employment Agreement by and between the Registrant and Sri Ryali, dated January 2, 2025 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-40631), filed with the SEC on March 10, 2025)

10.2+*	Advisory Consulting Agreement by and between the Registrant and Steven B. Kanner, Ph.D., effective as of July 1, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________
*Filed herewith.
**Furnished herewith.
+     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: May 8, 2025	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)