Form 10-Q
period 2025-06-30
Caribou Biosciences, Inc.
filed 2025-08-12
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the registrant had 93,123,239 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,201	$16,293
Marketable securities, short-term	158,747	193,244
Accounts receivable	71	265
Contract assets	753	1,158
Other receivables	1,956	1,828
Prepaid expenses and other current assets	5,778	6,589
Total current assets	192,506	219,377
NON-CURRENT ASSETS
Investments in equity securities	132	9,276
Marketable securities, long-term	—	39,849
Property and equipment, net	8,179	19,281
Operating lease, right of use assets	16,461	20,009
Other assets	3,625	5,521
TOTAL ASSETS	$220,903	$313,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,243	$2,476
Accrued expenses and other current liabilities	20,528	23,620
Operating lease liabilities, current	2,287	1,426
Deferred revenue ($2,487 from related party as of June 30, 2025, and December 31, 2024)	2,829	3,129
Total current liabilities	28,887	30,651
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($0 and $1,243 from related party as of June 30, 2025, and December 31, 2024, respectively)	1,772	3,317
MSKCC success payments liability	—	785
Operating lease liabilities, non-current	23,564	25,061
Deferred tax liabilities	548	548
Total liabilities	54,771	60,362
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized as of June 30, 2025, and December 31, 2024; 93,123,239 and 92,378,577 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	9	9
Additional paid-in-capital	708,562	701,077
Accumulated other comprehensive income	40	255
Accumulated deficit	(542,479)	(448,390)
Total stockholders’ equity	166,132	252,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,903	$313,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Licensing and collaboration revenue (including $622 and $1,243 for the three and six months ended June 30, 2025, respectively, and $2,245 and $2,867 for the three and six months ended June 30, 2024, respectively, from related parties)	$2,667	$3,464	$5,020	$5,893
Operating expenses:
Research and development	27,692	35,480	63,223	69,268
General and administrative	10,403	11,485	20,138	26,128
Impairment charges	12,150	—	12,150	—
Total operating expenses	50,245	46,965	95,511	95,396
Loss from operations	(47,578)	(43,501)	(90,491)	(89,503)
Other income (expense):
Impairment of equity investment	(9,158)	—	(9,158)	—
Change in fair value of the MSKCC success payments liability	451	1,795	785	2,098
Other income, net	2,187	4,009	4,775	8,474
Total other income (expense)	(6,520)	5,804	(3,598)	10,572
Net loss	(54,098)	(37,697)	(94,089)	(78,931)
Other comprehensive loss
Net unrealized (loss) gain on available-for-sale marketable securities, net of tax	(127)	3	(215)	(349)
Net comprehensive loss	$(54,225)	$(37,694)	$(94,304)	$(79,280)
Net loss per share, basic and diluted	$(0.58)	$(0.42)	$(1.01)	$(0.88)
Weighted-average common shares outstanding, basic and diluted	93,028,698	90,340,932	92,855,060	89,821,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	92,378,577	$9		$701,077	$255	$(448,390)	$252,951
Issuances of common stock under ESPP	408,282	—	—	468	—	—	468
Issuances of common stock upon vesting of RSUs	217,743	—		—	—	—	—
Stock-based compensation expense	—	—		3,882	—	—	3,882
Net loss	—	—		—	—	(39,991)	(39,991)
Other comprehensive loss	—	—		—	(88)	—	(88)
BALANCE—March 31, 2025	93,004,602	$9		$705,427	$167	$(488,381)	$217,222
Issuances of common stock on exercises of options	15,000	—		6	—	—	6
Issuances of common stock upon vesting of RSUs	103,637	—		—	—	—	—
Stock-based compensation expense	—	—		3,129	—	—	3,129
Net loss	—	—		—	—	(54,098)	(54,098)
Other comprehensive loss	—	—		—	(127)	—	(127)
BALANCE—June 30, 2025	93,123,239	$9		$708,562	$40	$(542,479)	$166,132

BALANCE—December 31, 2023	88,448,948	$8		$667,648	$30	$(299,285)	$368,401
Issuances of common stock under ESPP	122,035	—		667	—	—	667
Issuances of common stock on exercises of options	134,347	—		489	—	—	489
Issuances of common stock in connection with ATM offering, net of offering expenses	1,594,171	1		11,329	—	—	11,330
Issuances of common stock upon vesting of RSUs	15,000	—			—	—	—
Stock-based compensation expense	—	—		3,988	—	—	3,988
Net loss	—	—		—	—	(41,234)	(41,234)
Other comprehensive loss	—	—		—	(352)	—	(352)
BALANCE—March 31, 2024	90,314,501	$9		$684,121	$(322)	$(340,519)	$343,289
Issuances of common stock under ESPP	400	—		2	—	—	2
Issuances of common stock on exercises of options	47,870	—		129	—	—	129
Stock-based compensation expense	—	—		4,738	—	—	4,738
Net loss	—	—		—	—	(37,697)	(37,697)
Other comprehensive income	—	—		—	3	—	3
BALANCE—June 30, 2024	90,362,771	$9		$688,990	$(319)	$(378,216)	$310,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,089)	$(78,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,332	1,566
Gain on disposal of fixed assets	(25)	—
Non-cash consideration for licensing and collaboration revenue	(9)	(1,634)
Change in fair value of equity securities	(4)	102
Stock-based compensation expense	7,011	8,726
Change in fair value of MSKCC success payments liability	(785)	(2,098)
Acquired in-process research and development	—	1,625
Accretion of discounts on investments in marketable securities, net	(745)	(2,485)
Impairment charges	12,150	—
Impairment of equity investment	9,158	—
Non-cash lease expense	965	1,048
Changes in operating assets and liabilities:
Accounts receivable	194	(68)
Contract assets	405	453
Other receivables	(129)	557
Prepaid expenses and other current assets	811	(162)
Other assets	1,896	(50)
Accounts payable	774	352
Accrued expenses and other current liabilities	(2,413)	2,763
Deferred revenue, current and long-term	(1,845)	(1,515)
Operating lease liabilities	(635)	(318)
Net cash used in operating activities	(64,983)	(70,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	122,628	204,889
Purchases of marketable securities	(47,751)	(155,419)
Purchases of property and equipment	(1,460)	(3,689)
Payments to acquire in-process research and development	—	(1,625)
Net cash provided by investing activities	73,417	44,156
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	619
Proceeds from issuances of common stock under ESPP	468	669
Proceeds from issuances of common stock related to ATM, net of offering expenses	—	11,329
Net cash provided by financing activities	474	12,617
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	8,908	(13,296)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	16,339	51,208
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$25,247	$37,912
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$25,201	$37,866
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$25,247	$37,912

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$67	$175
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $542.5 million as of June 30, 2025. During the six months ended June 30, 2025, we incurred a net loss of $94.1 million and used $65.0 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $183.9 million as of June 30, 2025, will be sufficient to fund our current operating plan for at least the next 12 months from the date this Quarterly Report on Form 10-Q (“Form 10-Q”) is filed.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements; and the reported amounts of revenue, income, and expenses for the applicable reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, impairment of long-lived assets, stock-based compensation expense, and accrued research and development expenses. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents, accounts receivable, contract assets, other receivables, and investments in marketable securities and equity securities. Substantially all our cash and cash equivalents are deposited in accounts at four financial institutions, and our account balances exceed federally insured limits. We mitigate the risks by investing only in high-grade instruments, limiting our exposure to any single issuer, and monitoring the ongoing creditworthiness of these financial institutions and issuers.
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Six Months Ended		As of June 30, 2025	As of December 31, 2024
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Licensee A	*	*	12.3%	10.4%	*	*
Licensee B	21.8%	18.7%	19.4%	20.5%	60.6%	49.3%
Licensee C	23.3%	17.9%	24.8%	21.1%	*	*
Licensee D	*	*	*	*	11.1%	*
Licensee E	*	46.9%	*	27.5%	*	*
Licensee F	37.5%	*	19.9%	*	*	*
Licensee G	*	*	*	*	10.6%	*
Total	82.6%	83.5%	76.4%	79.5%	82.3%	49.3%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of June 30, 2025, or December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the tax rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-09.
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

3. Fair Value Measurements and Fair Value of Financial Instruments
We classify fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices (unadjusted) in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the six months ended June 30, 2025, and June 30, 2024.
Recurring Measurements
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($3,374 included in cash and cash equivalents)	$122,717	$122,717	$—	$—
U.S. government agency bonds	30,483	—	30,483	—
Money market fund investments (included in cash and cash equivalents)	15,843	15,843	—	—
Commercial paper ($5,984 included in cash and cash equivalents)	14,905	—	14,905	—
Total fair value of assets	$183,948	$138,560	$45,388	$—
Liabilities:
MSKCC success payments liability	$—	$—	$—	$—
Total fair value of liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($1,293 included in cash and cash equivalents)	$169,615	$169,615	$—	$—
U.S. government agency bonds ($1,993 included in cash and cash equivalents)	33,482	—	33,482	—
Commercial paper ($1,499 included in cash and cash equivalents)	26,283	—	26,283	—
Money market fund investments (included in cash and cash equivalents)	11,508	11,508	—	—
Corporate debt securities	8,498	—	8,498	—
Total fair value of assets	$249,386	$181,123	$68,263	$—
Liabilities:
MSKCC success payments liability	$785	$—	$—	$785
Total fair value of liabilities	$785	$—	$—	$785

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of June 30, 2025, and December 31, 2024, are presented in the following tables (in thousands):

	As of June 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills ($3,374 included in cash and cash equivalents)	$122,681	$61	$(25)	$122,717
U.S. government agency bonds	30,475	15	(7)	30,483
Money market fund investments (included in cash and cash equivalents)	15,843	—	—	15,843
Commercial paper ($5,984 included in cash and cash equivalents)	14,909	—	(4)	14,905
Total cash equivalents and marketable securities	$183,908	$76	$(36)	$183,948

Classified as:
Cash and cash equivalents				$25,201
Marketable securities, short-term				158,747
Total cash equivalents and marketable securities				$183,948

	As of December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills ($1,293 included in cash and cash equivalents)	$169,414	$268	$(67)	$169,615
U.S. government agency bonds ($1,993 included in cash and cash equivalents)	33,440	53	(11)	33,482
Commercial paper ($1,499 included in cash and cash equivalents)	26,274	11	(2)	26,283
Money market fund investments (included in cash and cash equivalents)	11,508	—	—	11,508
Corporate debt securities	8,495	3	—	8,498
Total cash equivalents and marketable securities	$249,131	$335	$(80)	$249,386

Classified as:
Cash and cash equivalents				$16,293
Marketable securities, short-term				193,244
Marketable securities, long-term				39,849
Total cash equivalents and marketable securities				$249,386
We reviewed our impaired marketable securities as of June 30, 2025, and December 31, 2024, and concluded that the decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and instead the unrealized losses are reported as a component of accumulated other comprehensive income.

The Memorial Sloan Kettering Cancer Center (“MSKCC”) success payments liability under the Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”) is carried at fair value and changes are recognized as expense or income as part of other income until the success payments liability is paid or expires. On May 13, 2025, we provided notice of termination to MSKCC of the MSKCC Agreement, which termination was effective on August 11, 2025, due to the prior discontinuation of the AMpLify phase 1 clinical trial for our CB-012 product candidate, an allogeneic anti-CLL-1 CAR-T cell therapy for the treatment of relapsed or refractory acute myeloid leukemia. Under the MSKCC Agreement, we had exclusively licensed from MSKCC know-how, biological materials, and related patent families to the single-chain variable fragment (“scFv”) used in our CB-012 product candidate. As of June 30, 2025, we re-measured the fair value of the MSKCC success payments liability, updating inputs, such as the probability of achieving a multiple of a defined initial share price and the expected term, to reflect the pending termination of the MSKCC Agreement, and we estimated the fair value to be zero.
We recorded a $0.5 million and $1.8 million change in the fair value of the MSKCC success payments liability as a gain in other income in our unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2025, and June 30, 2024, respectively. We recorded a $0.8 million and $2.1 million change in the fair value of the MSKCC success payments liability as a gain in other income in our unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025, and June 30, 2024, respectively.
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance as of December 31, 2024	$785
Change in fair value	(785)
Balance as of June 30, 2025	$—
The table below summarizes key assumptions used in the valuation of the MSKCC success payments liability:

As of December 31, 2024
Fair value of common stock	$1.59
Risk-free interest rate	4.58%
Expected volatility	105%
Probability of achieving multiple of Initial Share Price(1)	1.5% to 4.9%
Expected term (years)	4.1 to 5.0
(1)MSKCC was entitled to certain success payments if our common stock fair value increased, during a specified time period, by certain multiples of value based on a comparison of the fair value of our common stock to $5.1914 per share, adjusted for any future stock splits (“Initial Share Price”). See Note 4 to the consolidated financial statements included in our Form 10-K for additional information about our now-terminated MSKCC Agreement.

Nonrecurring Measurements
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a related party, private company, under which we granted Edge an exclusive worldwide license to chRDNA intellectual property and know-how in a defined field of veterinary therapeutics. As consideration for this license agreement, we received 7,500,000 shares of convertible preferred stock (“Edge stock”) with an estimated fair value of $7.5 million, which was based on the price per share paid for similar shares by another investor, and which was an arm’s length transaction. In June 2024, we received 1,623,275 additional shares of convertible preferred stock pursuant to anti-dilution rights of the Edge chRDNA License Agreement with an estimated fair value of $1.6 million, based on management’s best estimate and judgment. We elected to apply the measurement alternative under ASC 321 for an equity security without a readily determinable fair value. Accordingly, this investment is carried at its cost minus impairment, if any, and is classified within Level 3 of the fair value hierarchy. If we identify observable price changes in orderly transactions for this investment or a similar investment, we will measure the investment at fair value as of the date that the observable transactions or events occurred.
As part of the preparation of the financial statements for each reporting period, we assess potential indicators of impairment of our Edge stock, which had a total carrying value of $9.2 million as of March 31, 2025. As part of our assessment, we consider Edge’s planned operating cash flow requirements over the next 12 months from the date this form 10-Q is filed, available capital to fund those requirements, and ability to secure additional capital if needed as indicators of impairment. Based on our assessment in connection with the preparation of the financial statements for the three and six months ended June 30, 2025, we determined that impairment indicators exist, and the fair value of our Edge stock to be zero. As a result, we recorded an impairment expense of $9.2 million for each of the three- and six-month periods ended June 30, 2025. This impairment expense was recorded within “impairment of equity investment” in our unaudited condensed consolidated statements of operations and comprehensive loss and as a reduction to the investment balance within investments in equity securities in our unaudited condensed consolidated balance sheets as of June 30, 2025.
4. Significant Agreements
Since December 31, 2024, there have been no material changes to the key terms of our ongoing significant agreements. See Note 4 to the consolidated financial statements included in our Form 10-K for additional information about our ongoing significant agreements.
Our ongoing significant agreements may include nonrefundable, upfront payments; annual license maintenance fees; sublicensing fees; obligations to reimburse for patent prosecution and maintenance fees; success payments; regulatory clinical and commercial milestones; and royalty payments. Our obligation to make such payments is contingent upon milestones being achieved, licensed products being commercialized, and the agreements remaining in effect.
For the three months ended June 30, 2025, and June 30, 2024, we recorded $0.4 million and $0.3 million, respectively, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to our license agreements. For the six months ended June 30, 2025, and June 30, 2024, we recorded $0.7 million and $1.6 million, respectively, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to our license agreements. For the three months ended June 30, 2025, and June 30, 2024, we recorded $0.1 million and $0.2 million, respectively, as general and administrative expenses for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2025, and June 30, 2024, we recorded $0.3 million and $0.4 million, respectively, as general and administrative expenses for patent prosecution and maintenance costs in our unaudited condensed consolidated statements of operations and comprehensive loss, which includes reimbursements of patent prosecution and maintenance costs of $0.6 million and $0.5 million, respectively.
As of June 30, 2025, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $48.9 million.

5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three and six months ended June 30, 2025, and June 30, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,662	$3,444	$3,886	$5,713
Rest of world	1,005	20	1,134	180
Total	$2,667	$3,464	$5,020	$5,893
For the three months ended June 30, 2025, we recognized $2.1 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
For the three months ended June 30, 2024, we recognized $2.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.7 million of revenue related to performance obligations satisfied over time.
For the six months ended June 30, 2025, we recognized $3.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.2 million of revenue related to performance obligations satisfied over time.
For the six months ended June 30, 2024, we recognized $4.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.3 million of revenue related to performance obligations satisfied over time.
Contract Balances
Accounts receivable relate to our right to consideration for performance obligations completed (or partially completed) for which we have an unconditional right to consideration. Our accounts receivable balances represent amounts we billed to our licensees with invoices outstanding as of the end of a reporting period.
Contract assets are rights to consideration in exchange for a license that we have granted to a licensee when the right is conditional on something other than the passage of time. Our contract asset balances represent royalties and milestone payments from our other license agreements that are unbilled as of the end of a reporting period.
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of June 30, 2025, and December 31, 2024, our deferred revenue balance primarily resulted from the upfront payment received in 2023 relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.

The following table presents changes in our contract assets and liabilities for the six months ended June 30, 2025 (in thousands):

	Balance as of December 31, 2024	Additions	Deductions	Balance as of June 30, 2025
Accounts receivable	$265	$3,567	$(3,761)	$71

Contract assets:
Unbilled accounts receivable	$1,158	$1,561	$(1,966)	$753

Contract liabilities:
Deferred revenue, current and long-term	$6,446	$665	$(2,510)	$4,601
For the six months ended June 30, 2025, and June 30, 2024, we recognized $1.8 million and $1.6 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of June 30, 2025, and June 30, 2024, were approximately $4.6 million and $7.4 million, respectively. We expect to recognize approximately $2.8 million of remaining performance obligations as revenue in the next 12 months from June 30, 2025, and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid contract manufacturing and clinical costs	$3,060	$3,919
Other	2,718	2,670
Total	$5,778	$6,589
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$15,833	$19,054
Leasehold improvements	3,016	11,518
Computer equipment	897	897
Furniture and equipment	697	697
Total property and equipment, gross	20,443	32,166
Less: accumulated depreciation and amortization	(12,264)	(12,885)
Property and equipment, net	$8,179	$19,281

Depreciation and amortization expenses related to property and equipment were $1.1 million and $0.9 million for the three months ended June 30, 2025, and June 30, 2024, respectively. Depreciation and amortization expenses related to property and equipment were $2.3 million and $1.6 million for the six months ended June 30, 2025, and June 30, 2024, respectively. As of June 30, 2025, certain property and equipment assets were deemed impaired. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$11,680	$12,020
Accrued employee compensation and related expenses	5,240	8,560
Accrued patent expenses	844	769
Accrued expenses related to sublicensing revenues	691	592
Other	2,073	1,679
Total	$20,528	$23,620
7. Related Party Transactions
Since December 31, 2024, there have been no new related party transactions, except as set forth below. See Note 7 to the consolidated financial statements included in our Form 10-K for additional information about our related parties.
Pfizer Investment
For each of the three-month periods ended June 30, 2025, and June 30, 2024, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under Accounting Standards Codification (“ASC”) Topic 606. For each of the six-month periods ended June 30, 2025, and June 30, 2024, we recognized $1.2 million of revenue from Pfizer. As of June 30, 2025, there was approximately $2.5 million of related party deferred revenue included in current liabilities related to our performance obligation to Pfizer. As of December 31, 2024, there was approximately $3.7 million of related party deferred revenue ($2.5 million included in current liabilities and $1.2 million included in long-term liabilities) related to our performance obligation to Pfizer.
Edge Animal Health
The Edge chRDNA License Agreement is a contract with a customer under ASC 606. Accordingly, we recognized $1.6 million as revenue for each of the three- and six-month periods ended June 30, 2024. We did not recognize any revenue in connection with the Edge chRDNA License Agreement in 2025.
As of June 30, 2025, our investment in Edge was deemed impaired. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
8. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, clinical research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect in our unaudited condensed consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of June 30, 2025, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.

Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of June 30, 2025, and December 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of CB-010, CB-010’s clinical results and commercial prospects, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On April 15, 2025, the lead plaintiff filed a motion to voluntarily dismiss the lawsuit and, on April 27, 2025, the court granted the motion, dismissing the lawsuit without prejudice.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al., case number 4:25-cv-02199 (“First Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages from our company as well as that we make certain changes to our corporate governance. On March 11, 2025, a second shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against the same defendants as in the First Derivative Case, Allen, derivatively on behalf of Caribou Biosciences, Inc. v. Braunstein, et al., case number 4:25-cv-02463 (“Second Derivative Case”), with the same allegations. On April 1, 2025, the First Derivative Case and the Second Derivative Case were deemed related and assigned to the same judge and, on April 7, 2025, the First Derivative Case and the Second Derivative Case were consolidated into a single action, In re Caribou Biosciences, Inc. Derivative Litigation, lead case number 4:25-cv-02199 (“Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed an amended complaint on July 7, 2025. The amended complaint largely tracks the claims from the original complaints, but it also challenges additional disclosures as false or misleading. The defendants intend to file a motion to dismiss the litigation.

9. Common Stock
Common stock reserved for future issuances consisted of the following:

	As of June 30, 2025	As of December 31, 2024
Stock options, issued and outstanding	12,909,834	10,782,103
Stock options, authorized for future issuances	9,430,205	7,618,931
Stock available under ESPP	2,655,169	2,139,666
Unvested RSUs	1,684,339	1,297,327
Total common stock reserved for future issuances	26,679,547	21,838,027

Shelf Registration Statements
On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (“2022 Shelf Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”), which allowed us to sell, from time to time, up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2022 Shelf Registration Statement for our at-the-market equity offering program described below). The 2022 Shelf Registration Statement was declared effective by the SEC on August 16, 2022, and was scheduled to expire after three years from the date of effectiveness.
On May 8, 2025, in anticipation of the expiration of the 2022 Shelf Registration Statement, we filed a new shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”). Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). The 2025 Shelf Registration Statement was declared effective by the SEC on May 14, 2025, and will expire after three years from the date of effectiveness. Upon effectiveness of the 2025 Shelf Registration Statement, the offering of securities under the 2022 Shelf Registration Statement was deemed terminated.
At-the-Market Equity Offering Program
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, through Jefferies as sales agent, from time to time, we could have sold and issued shares of our common stock having an aggregate offering price of up to $100.0 million in gross proceeds under the 2022 Shelf Registration Statement.
With the effectiveness of the 2025 Shelf Registration Statement, we refreshed our at-the-market program under the ATM Sales Agreement. We may, from time to time, sell and issue shares of our common stock, through Jefferies as sales agent under the ATM Sales Agreement, having an aggregate offering price of up to $100.0 million in gross proceeds under the 2025 Shelf Registration Statement.
We did not sell any shares of our common stock pursuant to the ATM Sales Agreement during each of the three- and six-month periods ended June 30, 2025, under either the 2022 Shelf Registration Statement or the 2025 Shelf Registration Statement.
We did not sell any shares of our common stock under the ATM Sales Agreement during the three months ended June 30, 2024. During the six months ended June 30, 2024, we sold 1,594,171 shares of our common stock, in a series of sales, at an average price of $7.33 per share, in accordance with the ATM Sales Agreement and the 2022 Shelf Registration Statement for aggregate gross proceeds of $11.7 million ($11.3 million net of offering expenses).
10. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of June 30, 2025, we had 9,430,205 shares available for issuance under the 2021 Plan.

The following table summarizes stock option activity under our equity incentive plans for the six months ended June 30, 2025:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding as of December 31, 2024	10,782,103	$7.47	7.7	$18
Options granted	3,365,288	1.43
Options exercised	(15,000)	0.40
Options cancelled or forfeited	(1,222,557)	4.92
Outstanding as of June 30, 2025	12,909,834	$6.15	7.0	$5
Exercisable as of June 30, 2025	7,054,231	$8.06	5.5	$—
Vested and expected to vest as of June 30, 2025	12,909,834	$6.15	7.0	$5
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock as of the end of each reporting period referenced above.
Grant Date Fair Value
During the three months ended June 30, 2025, and June 30, 2024, we granted 29,400 and 223,450 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $0.83 and $2.16, respectively.
During the six months ended June 30, 2025, and June 30, 2024, we granted 3,365,288 and 3,137,177 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.07 and $4.42, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Volatility	88.4%	75.7%	86.1% to 89.7%	75.7% to 75.9%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	4.2%	4.5%	4.2% to 4.6%	4.0% to 4.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of June 30, 2025, there was $14.9 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units (“RSUs”)
During the six months ended June 30, 2025, we granted 1,168,285 RSUs under the 2021 Plan to employees. A summary of the status of and change in unvested RSUs as of June 30, 2025, was as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value per RSU
Unvested, December 31, 2024	1,297,327	$5.37
Granted	1,168,285	1.40
Vested	(321,380)	6.27
Forfeited	(459,893)	3.31
Unvested, June 30, 2025	1,684,339	$3.01
As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $4.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 877,027 shares of common stock under the ESPP as of June 30, 2025. We recorded $0.4 million in accrued liabilities related to contributions withheld as of June 30, 2025.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants in our unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,298	$1,994	$3,041	$3,610
General and administrative	1,831	2,744	3,970	5,116
Total	$3,129	$4,738	$7,011	$8,726
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$2,645	$3,891	$5,820	$7,379
RSUs	383	690	968	1,118
ESPP	101	157	223	229
Total	$3,129	$4,738	$7,011	$8,726

11. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(54,098)	$(37,697)	$(94,089)	$(78,931)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	93,028,698	90,340,932	92,855,060	89,821,935
Net loss per share, basic and diluted	$(0.58)	$(0.42)	$(1.01)	$(0.88)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30, 2025	As of June 30, 2024
Stock options outstanding	12,909,834	12,040,717
RSUs issued and outstanding	1,684,339	1,259,982
Shares committed under ESPP	509,727	108,788
	15,103,900	13,409,487
12. Segment Information
We operate and manage our business as one reportable segment and one operating segment, which is the business of developing allogeneic CAR-T cell therapies. Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance; the CODM is our president and chief executive officer. Our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All our material long-lived assets are located in the United States. Our CODM uses consolidated net loss to evaluate our spending and monitor our budget versus actual results to assess performance of the segment and to allocate resources across our company. Factors used in determining the reportable segment include the nature of our operating activities, our company’s organizational and reporting structures, and the type of information reviewed by our CODM to allocate resources and evaluate financial performance.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2025
Licensing and collaboration revenue	$2,667	$3,464	$5,020	$5,893
Less:
Research and development:
External costs	15,113	21,656	36,972	42,619
Internal costs(1)	10,246	11,071	21,123	21,682
Total research and development	25,359	32,727	58,095	64,301
General and administrative(2)	8,463	8,644	15,947	20,802
Other segment items(3)	25,130	3,799	29,842	8,195
Other income, net	(2,187)	(4,009)	(4,775)	(8,474)
Segment and consolidated net loss	$(54,098)	$(37,697)	$(94,089)	$(78,931)
(1)Research and development internal costs for the three months ended June 30, 2025, and June 30, 2024, exclude $1.3 million and $2.0 million of stock-based compensation expense, respectively, and $1.0 million and $0.8 million of depreciation and amortization expense, respectively. Research and development internal costs for the six months ended June 30, 2025, and June 30, 2024, exclude $3.0 million and $3.6 million of stock-based compensation expense, respectively, and $2.1 million and $1.4 million of depreciation and amortization expense, respectively.
(2)General and administrative expense for the three months ended June 30, 2025, and June 30, 2024, exclude $1.8 million and $2.7 million of stock-based compensation expense, respectively, and $0.1 million of depreciation and amortization expense for each of the three-month periods ended June 30, 2025, and June 30, 2024. General and administrative expense for the six months ended June 30, 2025, and June 30, 2024, exclude $4.0 million and $5.1 million of stock-based compensation expense, respectively, and $0.2 million of depreciation and amortization expense for each of the six-month periods ended June 30, 2025, and June 30, 2024.
(3)Other segment items include impairment charges, impairment of equity investment, stock-based compensation, change in fair value of the MSKCC success payments liability, and depreciation and amortization.

13. Restructuring Charges
Severance and Wind Down Costs
On April 24, 2025, we announced the discontinuation of preclinical research and two clinical programs: CB-010, an allogeneic anti-CD19 CAR-T cell therapy being evaluated in patients with lupus in our GALLOP phase 1 trial prior to dosing the first patient, and CB-012, an allogeneic anti-CLL-1 CAR-T cell therapy being evaluated in patients with relapsed or refractory acute myeloid leukemia in our AMpLify phase 1 clinical trial as additional data would be needed to advance this program. Additionally, we announced that our workforce was reduced by 47 employees, or approximately 32% of our workforce. As a result, we recorded cash severance costs, benefits, and transition support services expenses of $1.8 million for each of the three- and six-month periods ended June 30, 2025, which we recorded as research and development expenses or general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. For each of the three- and six-month periods ended June 30, 2025, we recorded wind down costs of $0.3 million as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to the discontinuation of our GALLOP phase 1 clinical trial and AMpLify phase 1 clinical trial.
Impairment Charges
As part of the preparation of the financial statements for each reporting period, we review our long-lived assets for impairment indicators. As a result of the previously announced strategic pipeline prioritization, we identified certain triggering events, such as significant changes in our current and expected use of leased office and lab space, and lab equipment. We determined the asset groups based on the lowest level of identifiable cash flows under the our strategic pipeline prioritization and assessed the impairment for each of the asset groups.
We have reduced the usage of our leased office and lab space, and we may sublease the unused space. The leasehold improvements, right of use assets, and lab equipment related to the leased office and lab space were assessed as a single asset group and determined to not be recoverable. Accordingly, in connection with the preparation of the financial statements for the three and six months ended June 30, 2025, we concluded that this asset group is impaired. For asset groups where impairment is triggered, we use discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups. The significant assumptions used in the discounted cash flow models include projected sublease income over the remaining lease term, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflect a market participant's assumptions in valuing the asset groups. As a result, we recognized impairment charges totaling $10.0 million for each of the three- and six-month periods ended June 30, 2025, of which $7.4 million and $2.6 million, respectively, were related to the tenant improvements and right of use asset associated with the underlying leased property.
We also identified certain laboratory equipment that we no longer plan to use. This asset group, consisting of laboratory equipment that would no longer be used going forward, was also determined to not be recoverable. As a result, this asset group was deemed impaired, resulting in a $2.2 million impairment charge for each of the three- and six-month periods ended June 30, 2025. The fair value of the lab equipment is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs utilized, such as estimates provided by third-party vendors.
The following table summarizes the restructuring and impairment costs recognized in our unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025:

	Severance Related Expenses	Wind Down Costs	Impairment Charges	Total
Research and development	$1,428	$311	$—	$1,739
General and administrative	350	—	—	350
Impairment charges	—	—	12,150	12,150
Total	$1,778	$311	$12,150	$14,239
Our strategic pipeline prioritization was substantially completed in the second quarter of 2025, and we currently do not expect to record additional material charges.

14. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact us. We are currently evaluating the potential impact of the new legislation, including implications for deferred taxes and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2024, included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2025.
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

To our knowledge, CB-010 is the first clinical-stage allogeneic anti-CD19 CAR-T cell therapy with a genome-edited knockout of the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface. At a poster presentation during the 2024 American Society of Clinical Oncology (“ASCO”) Annual Meeting in June 2024, we presented safety, efficacy, and translational data for the first 46 patients evaluated in our ANTLER phase 1 clinical trial after a single dose of CB-010. CB-010 was generally well-tolerated with adverse events as expected for anti-CD19 CAR-T cell therapies. A retrospective analysis of all patient data demonstrated that patients who received a dose of CB-010 manufactured from a donor with at least four matching human leukocyte antigen (“HLA”) alleles (of 12 total alleles) with the patient (referred to as “partial HLA matching”) resulted in improved progression-free survival (“PFS”) compared to patients who received a single dose of CB-010 from a donor with fewer than four matching HLA alleles. To confirm the partial HLA matching strategy, we have completed enrollment of approximately 20 additional 2L LBCL patients in the ongoing ANTLER phase 1 clinical trial. In addition, we are enrolling a proof-of-concept cohort of up to 10 patients in our ANTLER phase 1 clinical trial who have relapsed following any prior CD19-targeted therapy in this population of unmet need.
To our knowledge, CB-011 is the first anti-BCMA CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). This immune cloaking armoring strategy results in no endogenous class I HLA alleles expressed on the CAR-T cell surface, except for expression of the B2M-HLA-E transgene. This reduces the number of potential mismatched HLA alleles to six from 12, resulting in a reduced risk of rapid immunologic clearing of the CAR-T cells by the patient. In the dose escalation portion of our CaMMouflage phase 1 clinical trial, we implemented a deeper lymphodepletion regimen that includes an increased dose of cyclophosphamide (up from the original 300 mg/m2/day to 500 mg/m2/day together with the same fludarabine dose of 30 mg/m2/day for three days). We have completed planned enrollment of additional patients with this lymphodepletion regimen across multiple dose levels (150x106 viable CAR-T cells, 300x106 viable CAR-T cells, 450x106 viable CAR-T cells, and 800x106 viable CAR-T cells) in order to further define safety and efficacy and to determine the recommended dose(s) for expansion. No dose-limiting toxicities have been observed at any dose level.
On April 24, 2025, we announced a strategic pipeline prioritization with workforce and cost reduction initiatives to focus resources on our CB-010 and CB-011 product candidates. At that time, we disclosed that we had discontinued our GALLOP phase 1 trial of CB-010 for the treatment of lupus prior to dosing the first patient; our AMpLify phase 1 clinical trial of CB-012, an allogeneic anti-CLL-1 CAR-T cell therapy, for the treatment of relapsed or refractory acute myeloid leukemia, as additional data would be needed to advance this program; and our preclinical research. Patients treated in the AMpLify phase 1 clinical trial will continue to be followed as part of our long-term follow up study. Additionally, we announced that our workforce was reduced by 47 employees, or approximately 32% of our workforce. As a result, we recorded cash severance costs, benefits, and transition support services expenses of $1.8 million for each of the three- and six-month periods ended June 30, 2025, which we recorded as research and development expenses or general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. For each of the three- and six-month periods ended June 30, 2025, we recorded wind down costs of $0.3 million as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to the discontinuation of our GALLOP phase 1 clinical trial and AMpLify phase 1 clinical trial. In connection with the discontinuation of the AMpLify phase 1 clinical trial for our CB-012 product candidate, we provided notice of termination on May 13, 2025, to Memorial Sloan Kettering Cancer Center (“MSKCC”) of our Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”), which termination was effective on August 11, 2025. Under the MSKCC Agreement, we had exclusively licensed from MSKCC know-how, biological materials, and related patent families to the single-chain variable fragment (“scFv”) used in our CB-012 product candidate.

In conjunction with the previously announced strategic pipeline prioritization, we have reduced the usage of our leased office and lab space, and we may sublease the unused space. Accordingly, in connection with the preparation of the financial statements for the three and six months ended June 30, 2025, we evaluated the related leasehold improvements, right of use assets, and lab equipment and concluded that this asset group is impaired. As a result, we recognized impairment charges totaling $10.0 million for each of the three- and six-month periods ended June 30, 2025, of which $7.4 million and $2.6 million, respectively, were related to the tenant improvements and right of use asset associated with the underlying leased property. We also identified certain laboratory equipment that we no longer intend to use. As a result, this equipment was deemed impaired, resulting in a $2.2 million impairment charge for each of the three- and six-month periods ended June 30, 2025.
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
Our net losses for the three months ended June 30, 2025, and June 30, 2024, were $54.1 million and $37.7 million, respectively. Our net losses for the six months ended June 30, 2025, and June 30, 2024, were $94.1 million and $78.9 million, respectively. We had an accumulated deficit of $542.5 million as of June 30, 2025. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and nonclinical studies and our other research and development expenses. We anticipate that our expenses will increase substantially as we:
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

Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “CRBU.” The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On May 7, 2025, we received a letter from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC notifying us that, for the prior 30 consecutive business days, the bid price for our shares of common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (“Minimum Bid Price Rule”). On June 18, 2025, we received a written notice (“Compliance Notice”) from the Staff notifying us that, from June 3, 2025, to June 17, 2025, the closing bid price of our common stock had been $1.00 per share or greater and, accordingly, we had regained compliance with the Minimum Bid Price Rule.
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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $2.7 million and $3.5 million for the three months ended June 30, 2025, and June 30, 2024, respectively, and $5.0 million and $5.9 million for the six months ended June 30, 2025, and June 30, 2024, respectively. See Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
For the foreseeable future, we expect substantially all our revenue will be generated from licensing and collaboration agreements. See Note 2 to the consolidated financial statements included in our Form 10-K for additional information about our revenue recognition policy related to our licensing and collaboration agreements.
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
•costs incurred in connection with the clinical development and manufacturing of our product candidates, including under agreements with CMOs, suppliers, clinical research organizations (“CROs”), and clinical sites; and
•other research and development costs, including lab supplies, and consulting services.
Internal costs include:
•personnel-related costs, including salaries, benefits, and stock-based compensation expense, for our research and development personnel; and
•allocated facilities and other overhead expenses, including expenses for rent, facilities maintenance, and depreciation.

We expense research and development costs as incurred. Costs of certain activities are recognized based on an evaluation of the progress to completion of specific tasks. However, payments made prior to the receipt of goods or services that will be used or rendered for future research and development activities are deferred and capitalized as prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. The capitalized amounts are recognized as expenses as the goods are delivered or as related services are performed. We separately track certain external costs on a program-by-program basis; however, we do not track costs that are deployed across our programs. We do not allocate internal costs as several of our departments support our programs and our payroll and other personnel expenses are not tracked on a program-by-program basis.
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
•establishment and maintenance of healthcare coverage and adequate reimbursement; and

•expanded indications and patient populations for our products.
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$459	$395	$1,551	$4,054
Services provided by CROs, CMOs, and third parties that conduct preclinical studies and clinical trials on our behalf	10,425	12,059	26,068	24,155
Other research and development expenses	4,229	9,202	9,353	14,410
Total external costs	15,113	21,656	36,972	42,619
Internal costs:
Personnel-related expenses	9,503	10,493	19,816	20,475
Facilities and other allocated expenses	3,076	3,331	6,435	6,174
Total internal costs	12,579	13,824	26,251	26,649
Total research and development expenses	$27,692	$35,480	$63,223	$69,268
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
Impairment Charges
Impairment charges consist of charges related to the strategic pipeline prioritization with workforce and cost reduction initiatives announced on April 24, 2025, and include impairment of our leasehold improvements, right of use assets, and lab equipment. See Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Other Income (Expense)
Other income (expense) consists primarily of impairment of an equity investment, interest income earned on cash and marketable securities and the change in fair value of the MSKCC success payments liability under our MSKCC Agreement.

Results of Operations
Comparison of the Three Months Ended June 30, 2025, and June 30, 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Licensing and collaboration revenue	$2,667	$3,464	$(797)
Operating expenses:
Research and development	27,692	35,480	(7,788)
General and administrative	10,403	11,485	(1,082)
Impairment charges	12,150	—	12,150
Total operating expenses	50,245	46,965	3,280
Loss from operations	(47,578)	(43,501)	(4,077)
Other income (expense):
Impairment of equity investment	(9,158)	—	(9,158)
Change in fair value of the MSKCC success payments liability	451	1,795	(1,344)
Other income, net	2,187	4,009	(1,822)
Total other income (expense)	(6,520)	5,804	(12,324)
Net loss	$(54,098)	$(37,697)	$(16,401)
Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $0.8 million to $2.7 million for the three months ended June 30, 2025, from $3.5 million for the three months ended June 30, 2024. This decrease primarily relates to a $1.6 million decrease related to the Exclusive License Agreement for Veterinary Therapeutics (as amended, the “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”) reflecting the issuance of additional shares of convertible preferred stock by Edge to us in the three months ended June 30, 2024, which was partially offset by a $0.8 million increase related to other licensees.
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Edge Animal Health, related party	$—	$1,623	$(1,623)
Pfizer, related party	622	622	—
Other licensees	2,045	1,219	826
Total licensing and collaboration revenue	$2,667	$3,464	$(797)
Research and Development Expenses
Research and development expenses decreased by $7.8 million to $27.7 million for the three months ended June 30, 2025, from $35.5 million for the three months ended June 30, 2024. This decrease was primarily related to decreases of (i) $4.6 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization, (ii) $2.0 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by decreases of (a) $1.4 million due to timing of CMO activities and (b) $0.6 million in CRO activities for clinical trials, (iii) $1.0 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization, and (iv) $0.3 million in other facilities and allocated expenses.

General and Administrative Expenses
General and administrative expenses decreased by $1.1 million to $10.4 million for the three months ended June 30, 2025, from $11.5 million for the three months ended June 30, 2024. This decrease was primarily related to (i) a decrease of $0.9 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization, (ii) a decrease of $0.3 million in patent prosecution and maintenance costs, (iii) a decrease of $0.3 million in legal, and other service related expenses; partially offset by an increase of $0.4 million in other facilities and allocated expenses.
Impairment Charges
In conjunction with the previously announced strategic pipeline prioritization, impairment charges were $12.2 million for the three months ended June 30, 2025, compared to zero for the three months ended June 30, 2024. These charges include $7.4 million related to tenant improvements, $2.6 million for the right-of-use asset, and $2.2 million for lab equipment.
Total Other Income (Expense)
Total other income (expense) decreased by $12.3 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Impairment of equity investment was $9.2 million related to our equity investment in Edge for the three months ended June 30, 2025, compared to zero for the three months ended June 30, 2024. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
In connection with our termination of the MSKCC Agreement, we recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.5 million for the three months ended June 30, 2025. We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $1.8 million for the three months ended June 30, 2024.
Other income, net decreased by $1.8 million for the three months ended June 30, 2025, compared to June 30, 2024. This decrease was primarily related to a $1.9 million decrease in interest income earned from marketable securities.
Comparison of the Six Months Ended June 30, 2025, and June 30, 2024
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Licensing and collaboration revenue	$5,020	$5,893	$(873)
Operating expenses:
Research and development	63,223	69,268	(6,045)
General and administrative	20,138	26,128	(5,990)
Impairment charges	12,150	—	12,150
Total operating expenses	95,511	95,396	(12,035)
Loss from operations	(90,491)	(89,503)	11,162
Other income (expense):
Impairment of equity investment	(9,158)	—	(9,158)
Change in fair value of the MSKCC success payments liability	785	2,098	(1,313)
Other income, net	4,775	8,474	(3,699)
Total other income (expense)	(3,598)	10,572	(5,012)
Net loss	$(94,089)	$(78,931)	$6,150

Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $0.9 million to $5.0 million for the six months ended June 30, 2025, from $5.9 million for the six months ended June 30, 2024. This decrease primarily relates to a $1.6 million decrease related to the Edge chRDNA License Agreement reflecting the issuance of additional shares of convertible preferred stock by Edge to us in the six months ended June 30, 2024, which was partially offset by a $0.8 million increase related to other licensees.
The following table summarizes our revenue by licensee for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Edge Animal Health, related party	$—	$1,623	$(1,623)
Pfizer, related party	1,243	1,243	—
Other licensees	3,777	3,027	750
Total licensing and collaboration revenue	$5,020	$5,893	$(873)
Research and Development Expenses
Research and development expenses decreased by $6.0 million to $63.2 million for the six months ended June 30, 2025, from $69.3 million for the six months ended June 30, 2024. This decrease was primarily related to (i) a decrease of $5.1 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization, (ii) a decrease of $2.5 million in expenses related to licenses, sublicensing revenue, and milestones, (iii) a decrease of $0.6 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization; partially offset by an increase of $1.9 million in external CMO and CRO activities, driven by increases of (a) $1.4 million in CRO activities for clinical trials, and (b) $0.5 million due to timing of CMO activities, and an increase of $0.3 million in other facilities and allocated expenses.
General and Administrative Expenses
General and administrative expenses decreased by $6.0 million to $20.1 million for the six months ended June 30, 2025, from $26.1 million for the six months ended June 30, 2024. This decrease was primarily related to (i) a decrease of $4.7 million in legal expenses, including $3.9 million related to the accrual of a securities class action litigation settlement expense in 2024, (ii) a decrease of $1.3 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization, (iii) a decrease of $0.3 million in patent prosecution and maintenance costs; partially offset by an increase of $0.3 million in facilities and allocated expenses.
Impairment Charges
In conjunction with the previously announced strategic pipeline prioritization, impairment charges were $12.2 million for the six months ended June 30, 2025, compared to zero for the six months ended June 30, 2024. These charges include $7.4 million related to tenant improvements, $2.6 million for the right-of-use asset, and $2.2 million for lab equipment.
Total Other Income (Expense)
Total other income decreased by $5.0 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Impairment of equity investment was $9.2 million related to our equity investment in Edge for the six months ended June 30, 2025, compared to zero for the six months ended June 30, 2024. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
In connection with our termination of the MSKCC Agreement, we recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $0.8 million for the six months ended June 30, 2025. We recognized a gain related to the change in the fair value of the MSKCC success payments liability in the amount of $2.1 million for the six months ended June 30, 2024.

Other income, net decreased by $3.7 million for the six months ended June 30, 2025, compared to June 30, 2024. This decrease was primarily related to a $3.8 million decrease in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception through June 30, 2025, we have raised an aggregate net proceeds of $840.0 million to fund our operations through our initial public offering (“IPO”); sales of convertible preferred stock; a follow-on public offering; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; private placements; at-the-market equity offerings; and government grants.
As of June 30, 2025, we had cash, cash equivalents, and marketable securities of $183.9 million.
Shelf Registration Statements
On August 9, 2022, we filed a universal shelf registration statement on Form S-3 (“2022 Shelf Registration Statement”) with the SEC, which allowed us to sell, from time to time, up to $400.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2022 Shelf Registration Statement for our at-the-market equity offering program described below). The 2022 Shelf Registration Statement was declared effective by the SEC on August 16, 2022, and was scheduled to expire after three years from the date of effectiveness.
On May 8, 2025, in anticipation of the expiration of the 2022 Shelf Registration Statement, we filed a new shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”). Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). The 2025 Shelf Registration Statement was declared effective by the SEC on May 14, 2025, and will expire after three years from the date of effectiveness. Upon effectiveness of the 2025 Shelf Registration Statement, the offering of securities under the 2022 Shelf Registration Statement was deemed terminated.
At-the-Market Equity Offering Program
On August 9, 2022, we entered into an Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, from time to time, we could have issued and sold, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock under the 2022 Shelf Registration Statement. Through May 14, 2025, we issued and sold an aggregate of 3,588,696 shares of our common stock under the ATM Sales Agreement and the 2022 Shelf Registration Statement at an average price per share of $4.71 for aggregate gross proceeds of $16.9 million ($16.2 million net of offering expenses). During each of the three- and six-month periods ended June 30, 2025, we did not sell any shares of our common stock under the 2022 ATM Sales Agreement.
With the effectiveness of the 2025 Shelf Registration Statement, we refreshed our at-the-market program under the ATM Sales Agreement. We may, from time to time, sell and issue shares of our common stock, through Jefferies as sales agent under the ATM Sales Agreement, having an aggregate offering price of up to $100.0 million in gross proceeds under the 2025 Shelf Registration Statement, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Jefferies has agreed to use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based upon our instructions (including any price or size limits or other customary parameters or conditions we may impose).
During each of the three- and six-month periods ended June 30, 2025, we did not sell any shares of our common stock pursuant to the ATM Sales Agreement under either the 2022 Shelf Registration Statement or the 2025 Shelf Registration Statement.
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

Cash Flows
Comparison of the Six Months Ended June 30, 2025, and June 30, 2024
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Cash used in operating activities	$(64,983)	$(70,069)	$5,086
Cash provided by investing activities	73,417	44,156	29,261
Cash provided by financing activities	474	12,617	(12,143)
Net increase (decrease) in cash, and cash equivalents, and restricted cash	$8,908	$(13,296)	$22,204
Cash Used in Operating Activities
Net cash used in operating activities was $65.0 million for the six months ended June 30, 2025, compared to $70.1 million for the six months ended June 30, 2024. This decrease was due to (i) changes in the components of net loss primarily related to (a) an increase in non-cash charges primarily for impairment charges and impairment of equity investment incurred for the six months ended June 30, 2025, and (b) decreases in research and development expenses and general and administrative expenses; and (ii) a decrease in net changes in our operating assets and liabilities primarily related to a decrease in net changes of accrued expenses and other current liabilities; partially offset by an increase in net changes in other assets.
Cash Provided by Investing Activities
Net cash provided by investing activities was $73.4 million for the six months ended June 30, 2025, compared to $44.2 million for the six months ended June 30, 2024. The increase in net cash provided by investing activities was primarily driven by lower cash utilized for purchases of marketable securities; partially offset by a decrease in proceeds from maturities of marketable securities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2025, compared to $12.6 million for the six months ended June 30, 2024. The decrease was primarily driven by proceeds from the issuance of common stock under the ATM Sales Agreement, net of offering expenses, for the six months ended June 30, 2024. We did not sell any common stock pursuant to the ATM Sales Agreement during the six months ended June 30, 2025, under either the 2022 Shelf Registration Statement or the 2025 Shelf Registration Statement.

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2024, and the related notes included in our Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies. Other than the estimates noted below, there have been no material changes to our critical accounting estimates as compared to those disclosed in our Form 10-K.

Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. In order to determine if assets have been impaired, assets are grouped and tested at the lowest level for which identifiable independent cash flows are available. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value may be determined using a market approach or income approach.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of June 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based upon the evaluation described above, as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of CB-010, CB-010’s clinical results and commercial prospects, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On April 15, 2025, the lead plaintiff filed a motion to voluntarily dismiss the lawsuit and, on April 27, 2025, the court granted the motion, dismissing the lawsuit without prejudice.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al, case number 4:25-cv-02199 (“First Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages from our company as well as that we make certain changes to our corporate governance. On March 11, 2025, a second shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against the same defendants as in the First Derivative Case, Allen, derivatively on behalf of Caribou Biosciences, Inc. v. Braunstein, et al., case number 4:25-cv-02463 (“Second Derivative Case”), with the same allegations. On April 1, 2025, the First Derivative Case and the Second Derivative Case were deemed related and assigned to the same judge and, on April 7, 2025, the First Derivative Case and the Second Derivative Case were consolidated into a single action, In re Caribou Biosciences, Inc. Derivative Litigation, lead case number 4:25-cv-02199 (“Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed an amended complaint on July 7, 2025. The amended complaint largely tracks the claims from the original complaints, but it also challenges additional disclosures as false or misleading. The defendants intend to file a motion to dismiss the litigation.
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
We may not remain in compliance with the continued listing requirements of Nasdaq, and, if we are not able to remain in compliance, our common stock will be subject to delisting.
Our common stock is currently listed for trading on the Nasdaq Global Select Market under the symbol “CRBU.” The continued listing of our common stock on Nasdaq is subject to our compliance with a number of listing standards. On May 7, 2025, we received a letter from the Listing Qualifications Staff (“Staff”) of The Nasdaq Stock Market LLC notifying us that, for the prior 30 consecutive business days, the bid price for our shares of common stock had closed below $1.00 per share, which is the minimum bid price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (“Minimum Bid Price Rule”). On June 18, 2025, we received a written notice (“Compliance Notice”) from the Staff notifying us that, from June 3, 2025, to June 17, 2025, the closing bid price of the our common stock had been $1.00 per share or greater and, accordingly, we had regained compliance the Minimum Bid Price Rule.

There can be no assurances that, in the future, we will remain in compliance with the Minimum Bid Price Rule, and the bid price of our shares of common stock may again close below $1.00 per share for 30 consecutive business days. In such event, we will have 180 calendar days to regain compliance as long as we have not implemented a reverse stock split within the one-year period before we fail to be in compliance with the Minimum Bid Price Rule. To regain compliance during a compliance period, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-calendar day period, at which time the Staff will provide written notification to us that our stock complies with the Minimum Bid Price Rule, unless the Staff exercises its discretion to extend this 10-business day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
We cannot assure you that our common stock will regain compliance with the Minimum Bid Price Rule by any compliance deadline. Even if the market price per post-reverse stock split share of our common stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including Nasdaq requirements related to the minimum number of shares that must be in the public float, the minimum market value of the public float, and the minimum number of market makers, among others. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting the number of shares we could sell under a registration statement to offer and sell freely tradable securities, thereby reducing the amount of capital we could raise in the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business. If this happens, there can be no assurance that we will be able to regain compliance with the applicable Nasdaq Global Select listing requirements, or, if our listing is transferred to the Nasdaq Capital Market, that we will meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule. If we fail to regain compliance with the continued listing requirements of Nasdaq, Nasdaq will take steps to delist our common stock.

Our stockholders have approved an amendment to our amended and restated certificate of incorporation to effect a reverse stock split at the discretion of our board of directors. We cannot assure you that a reverse stock split, if implemented, will increase our stock price for a sustained period or will cause our stock to maintain compliance with Nasdaq continued listing requirements.
At our 2025 Annual Meeting of Stockholders held on June 12, 2025, our stockholders approved a proposal to adopt an amendment to our amended and restated certificate of incorporation to effect a reverse stock split at a ratio ranging from any whole number between 1-for-5 and 1-for-50 inclusive (“Split Ratio Range”), as determined by our board of directors in its discretion, subject to our board of directors’ authority to abandon such amendment. Our board of directors has the sole authority to elect, at any time on or prior to June 12, 2026, whether or not to effect a reverse stock split. Our board of directors could decide to implement a reverse stock split for a variety of business reasons, including but not limited to, regaining compliance with Nasdaq continued listing requirements in the event we are not in compliance with the Minimum Bid Price Rule; increasing the marketability of our common stock since investors, brokerage firms, and market makers consider low-priced stocks as unduly speculative in nature, in part due to the trading volatility often associated with stocks below certain prices, and, as a matter of policy, avoid investment and trading in such stocks; decreasing price volatility as currently small changes in the price of our common stock result in relatively large percentage changes in the stock price; and, providing more authorized shares available for issuance in capital-raising transactions by reducing the number of issued and outstanding shares. If a reverse stock split is implemented, we expect that a reverse stock split will increase the market price of our common stock. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower-priced stocks. Even if a reverse stock split is implemented, the market price of our common stock may decrease due to factors unrelated to the reverse stock split. The market price of our common stock may also be based on other factors that may be unrelated to the number of shares outstanding, including the timing and content of disclosures about our clinical trials for our product candidates. Moreover, there can be no assurances that, even if data from our clinical trials are positive, our stock price will increase. If a reverse stock split is effected and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Even if we implement a reverse stock split, there is no assurance we will regain or maintain compliance with the Minimum Bid Price Rule, or otherwise be in compliance with other applicable Nasdaq listing rules.
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
If a reverse stock split is implemented, it would not change the total authorized number of shares of our common stock, which would remain at 300,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. However, the reduction in the issued and outstanding shares would, in effect, provide more authorized shares available for future issuance. These additional shares would be available for issuance from time to time for corporate purposes such as issuances of common stock in connection with capital-raising transactions and acquisitions of other companies or assets, as well as for issuance upon conversion or exercise of securities such as convertible debt, warrants, or options convertible into, or exercisable for, common stock. Although we believe that the availability of the additional shares will provide us with flexibility to meet business needs as they arise, to take advantage of favorable opportunities, and to respond effectively in a changing corporate environment, if we issue additional shares for any of these purposes, the aggregate ownership interest of our current stockholders, and the interest of each existing stockholder, would be diluted, possibly substantially. In the past, we have conducted public and private offerings of our securities, and we will require additional capital to develop our product candidates and fund our operations. As a result, it is foreseeable that we will seek to issue additional shares of common stock in connection with capital raising activities or any of the other activities described above, which would result in dilution of the interests of existing stockholders.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2025
There were no unregistered sales of equity securities during the three months ended June 30, 2025.

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
Advisory Consulting Agreement by and between the Registrant and Steven B. Kanner, Ph.D., effective as of July 1, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (File No. 001-40631), filed with the SEC on May 8, 2025)

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

Caribou Biosciences, Inc.

Date: August 12, 2025	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Sriram Ryali
Sriram Ryali, M.B.A.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)