Form 10-Q
period 2025-09-30
Caribou Biosciences, Inc.
filed 2025-11-12
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the registrant had 93,468,038 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,144	$16,293
Marketable securities, short-term	136,115	193,244
Accounts receivable	242	265
Contract assets	860	1,158
Other receivables	1,828	1,828
Prepaid expenses and other current assets	5,317	6,589
Total current assets	155,506	219,377
NON-CURRENT ASSETS
Investments in equity securities	143	9,276
Marketable securities, long-term	11,953	39,849
Property and equipment, net	7,598	19,281
Operating lease, right of use assets	16,004	20,009
Other assets	3,780	5,521
TOTAL ASSETS	$194,984	$313,313
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,804	$2,476
Accrued expenses and other current liabilities	19,350	23,620
Operating lease liabilities, current	2,687	1,426
Deferred revenue ($1,865 and $2,487 from related party as of September 30, 2025, and December 31, 2024, respectively)	2,217	3,129
Total current liabilities	28,058	30,651
LONG-TERM LIABILITIES
Deferred revenue, net of current portion ($0 and $1,243 from related party as of September 30, 2025, and December 31, 2024, respectively)	1,756	3,317
MSKCC success payments liability	—	785
Operating lease liabilities, non-current	22,777	25,061
Deferred tax liabilities	548	548
Total liabilities	53,139	60,362
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized as of September 30, 2025, and December 31, 2024; 93,468,038 and 92,378,577 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	9	9
Additional paid-in-capital	711,770	701,077
Accumulated other comprehensive income	93	255
Accumulated deficit	(570,027)	(448,390)
Total stockholders’ equity	141,845	252,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,984	$313,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Licensing and collaboration revenue (including $622 and $1,865 for the three and nine months ended September 30, 2025, respectively, and $622 and $3,488 for the three and nine months ended September 30, 2024, respectively, from related parties)	$2,198	$2,024	$7,218	$7,917
Operating expenses:
Research and development	22,401	30,421	85,624	99,689
General and administrative	9,197	9,841	29,335	35,969
Impairment charges	—	—	12,150	—
Total operating expenses	31,598	40,262	127,109	135,658
Loss from operations	(29,400)	(38,238)	(119,891)	(127,741)
Other income (expense):
Impairment of equity investment	—	—	(9,158)	—
Change in fair value of the MSKCC success payments liability	—	(164)	785	1,934
Other income, net	1,852	3,718	6,627	12,192
Total other income (expense)	1,852	3,554	(1,746)	14,126
Net loss	(27,548)	(34,684)	(121,637)	(113,615)
Other comprehensive income (loss)
Net unrealized gain (loss) on available-for-sale marketable securities, net of tax	53	1,108	(162)	759
Net comprehensive loss	$(27,495)	$(33,576)	$(121,799)	$(112,856)
Net loss per share, basic and diluted	$(0.30)	$(0.38)	$(1.31)	$(1.26)
Weighted-average common shares outstanding, basic and diluted	93,293,099	90,455,900	93,002,678	90,034,799
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2024	92,378,577	$9	$701,077	$255	$(448,390)	$252,951
Issuances of common stock under ESPP	408,282	—	468	—	—	468
Issuances of common stock upon vesting of RSUs	217,743	—	—	—	—	—
Stock-based compensation expense	—	—	3,882	—	—	3,882
Net loss	—	—	—	—	(39,991)	(39,991)
Other comprehensive loss	—	—	—	(88)	—	(88)
BALANCE—March 31, 2025	93,004,602	$9	$705,427	$167	$(488,381)	$217,222
Issuances of common stock on exercises of options	15,000	—	6	—	—	6
Issuances of common stock upon vesting of RSUs	103,637	—	—	—	—	—
Stock-based compensation expense	—	—	3,129	—	—	3,129
Net loss	—	—	—	—	(54,098)	(54,098)
Other comprehensive loss	—	—	—	(127)	—	(127)
BALANCE—June 30, 2025	93,123,239	$9	$708,562	$40	$(542,479)	$166,132
Issuances of common stock under ESPP	229,114	—	277	—	—	277
Issuances of common stock upon vesting of RSUs	115,685	—	—	—	—	—
Stock-based compensation expense	—	—	2,931	—	—	2,931
Net loss	—	—	—	—	(27,548)	(27,548)
Other comprehensive income	—	—	—	53	—	53
BALANCE—September 30, 2025	93,468,038	$9	$711,770	$93	$(570,027)	$141,845

BALANCE—December 31, 2023	88,448,948	$8	$667,648	$30	$(299,285)	$368,401
Issuances of common stock under ESPP	122,035	—	667	—	—	667
Issuances of common stock on exercises of options	134,347	—	489	—	—	489
Issuances of common stock in connection with ATM offering, net of offering expenses	1,594,171	1	11,329	—	—	11,330
Issuances of common stock upon vesting of RSUs	15,000	—	—	—	—	—
Stock-based compensation expense	—	—	3,988	—	—	3,988
Net loss	—	—	—	—	(41,234)	(41,234)
Other comprehensive loss	—	—	—	(352)	—	(352)
BALANCE—March 31, 2024	90,314,501	$9	$684,121	$(322)	$(340,519)	$343,289
Issuances of common stock under ESPP	400	—	2	—	—	2
Issuances of common stock on exercises of options	47,870	—	129	—	—	129
Stock-based compensation expense	—	—	4,738	—	—	4,738
Net loss	—	—	—	—	(37,697)	(37,697)
Other comprehensive income	—	—	—	3	—	3
BALANCE—June 30, 2024	90,362,771	$9	$688,990	$(319)	$(378,216)	310,464
Issuances of common stock under ESPP	138,743	—	246	—	—	246
Issuances of common stock upon vesting of RSUs	51,173	—	—	—	—	—
Stock-based compensation expense	—	—	4,069	—	—	4,069
Net loss	—	—	—	—	(34,684)	(34,684)
Other comprehensive income	—	—	—	1,108	—	1,108
BALANCE—September 30, 2024	90,552,687	$9	$693,305	$789	$(412,900)	$281,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,637)	$(113,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,963	2,743
(Gain) loss on disposal of fixed assets	(25)	4
Non-cash consideration for licensing and collaboration revenue	(9)	(1,634)
Change in fair value of equity securities	(16)	116
Stock-based compensation expense	9,942	12,795
Change in fair value of MSKCC success payments liability	(785)	(1,934)
Acquired in-process research and development	—	1,625
Accretion of discounts on investments in marketable securities, net	(980)	(3,708)
Impairment charges	12,150	—
Impairment of equity investment	9,158	—
Non-cash lease expense	1,422	1,690
Changes in operating assets and liabilities:
Accounts receivable	23	(36)
Contract assets	298	628
Other receivables	—	603
Prepaid expenses and other current assets	1,272	(428)
Other assets	1,741	(3,155)
Accounts payable	1,335	(125)
Accrued expenses and other current liabilities	(3,524)	4,341
Deferred revenue, current and long-term	(2,472)	(2,173)
Operating lease liabilities	(1,024)	(467)
Net cash used in operating activities	(90,168)	(102,730)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	191,042	325,553
Purchases of marketable securities	(105,199)	(248,889)
Purchases of property and equipment	(1,575)	(4,362)
Payments to acquire in-process research and development	—	(1,625)
Net cash provided by investing activities	84,268	70,677
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	619
Proceeds from issuances of common stock under ESPP	745	913
Proceeds from issuances of common stock related to ATM, net of offering expenses	—	11,329
Net cash provided by financing activities	751	12,861
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,149)	(19,192)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	16,339	51,208
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$11,190	$32,016
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$11,144	$31,970
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$11,190	$32,016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$373
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (“Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. We use our chRDNA technologies to armor our allogeneic CAR-T cell therapies through multiple genome-editing strategies, such as checkpoint disruption and immune cloaking, to enhance activity against hematologic malignancies.
We incorporated in October 2011 as a Delaware corporation and are headquartered in Berkeley, California. We have four wholly owned subsidiaries that hold interests in our equity investments and do not have operating activities.
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $570.0 million as of September 30, 2025. During the nine months ended September 30, 2025, we incurred a net loss of $121.6 million and used $90.2 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $159.2 million as of September 30, 2025, will be sufficient to fund our current operating plan for at least the next 12 months from the date this Quarterly Report on Form 10-Q (“Form 10-Q”) is filed.
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
Licensees that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		Nine Months Ended		As of September 30, 2025	As of December 31, 2024
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Licensee A	28.5%	34.9%	22.2%	24.2%	56.5%	49.3%
Licensee B	28.3%	30.7%	25.8%	23.6%	*	*
Licensee C	*	*	*	20.5%	*	*
Licensee D	12.8%	14.0%	*	*	*	*
Licensee E	10.3%	11.2%	*	*	*	*
Licensee F	*	*	13.9%	*	*	*
Licensee G	*	*	*	*	13.7%	*
Total	79.9%	90.8%	61.9%	68.3%	70.2%	49.3%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of September 30, 2025, or December 31, 2024.
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
In September 2025, the FASB issued ASU No. 2025-06 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages. This ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2025-06.

3. Fair Value Measurements and Fair Value of Financial Instruments
We classify fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices (unadjusted) in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the nine months ended September 30, 2025, and September 30, 2024.
Recurring Measurements
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$108,661	$108,661	$—	$—
U.S. government agency bonds	28,458	—	28,458	—
Commercial paper ($1,996 included in cash and cash equivalents)	11,962	—	11,962	—
Money market fund investments (included in cash and cash equivalents)	9,148	9,148	—	—
Corporate debt securities	983	—	983	—
Total fair value of assets	$159,212	$117,809	$41,403	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills ($1,293 included in cash and cash equivalents)	$169,615	$169,615	$—	$—
U.S. government agency bonds ($1,993 included in cash and cash equivalents)	33,482	—	33,482	—
Commercial paper ($1,499 included in cash and cash equivalents)	26,283	—	26,283	—
Money market fund investments (included in cash and cash equivalents)	11,508	11,508	—	—
Corporate debt securities	8,498	—	8,498	—
Total fair value of assets	$249,386	$181,123	$68,263	$—
Liabilities:
MSKCC success payments liability	$785	$—	$—	$785
Total fair value of liabilities	$785	$—	$—	$785

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of September 30, 2025, and December 31, 2024, are presented in the following tables (in thousands):

	As of September 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$108,583	$85	$(7)	$108,661
U.S. government agency bonds	28,442	19	(3)	28,458
Commercial paper ($1,996 included in cash and cash equivalents)	11,963	—	(1)	11,962
Money market fund investments (included in cash and cash equivalents)	9,148	—	—	9,148
Corporate debt securities	983	—	—	983
Total cash equivalents and marketable securities	$159,119	$104	$(11)	$159,212

Classified as:
Cash and cash equivalents				$11,144
Marketable securities, short-term				136,115
Marketable securities, long-term				11,953
Total cash equivalents and marketable securities				159,212

	As of December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills ($1,293 included in cash and cash equivalents)	$169,414	$268	$(67)	$169,615
U.S. government agency bonds ($1,993 included in cash and cash equivalents)	33,440	53	(11)	33,482
Commercial paper ($1,499 included in cash and cash equivalents)	26,274	11	(2)	26,283
Money market fund investments (included in cash and cash equivalents)	11,508	—	—	11,508
Corporate debt securities	8,495	3	—	8,498
Total cash equivalents and marketable securities	$249,131	$335	$(80)	$249,386

Classified as:
Cash and cash equivalents				$16,293
Marketable securities, short-term				193,244
Marketable securities, long-term				39,849
Total cash equivalents and marketable securities				$249,386
We reviewed each of our marketable securities as of September 30, 2025, and December 31, 2024, and concluded that any decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and the unrealized losses are reported as a component of accumulated other comprehensive income.

On May 13, 2025, we provided notice of termination to Memorial Sloan Kettering Cancer Center (“MSKCC”) of the Exclusive License Agreement, dated November 13, 2020, with MSKCC (as amended, “MSKCC Agreement”), which termination was effective on August 11, 2025, due to the prior discontinuation of the AMpLify phase 1 clinical trial for our CB-012 product candidate, an allogeneic anti-CLL-1 CAR-T cell therapy for the treatment of relapsed or refractory acute myeloid leukemia. The MSKCC success payments liability under the MSKCC Agreement had been carried at fair value and changes were recognized as expense or income as part of other income. During the second quarter of 2025, we re-measured the fair value of the MSKCC success payments liability, updating inputs, such as the probability of achieving a multiple of a defined initial share price and the expected term, to reflect the pending termination of the MSKCC Agreement, and we estimated the fair value to be zero.
The following table sets forth a summary of the changes in the fair value of our Level 3 financial liability (in thousands):

MSKCC Success Payments Liability
Balance as of December 31, 2024	$785
Change in fair value	(785)
Balance as of September 30, 2025	$—
Nonrecurring Measurements
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a related party private company, under which we granted Edge an exclusive worldwide license to chRDNA intellectual property and know-how in a defined field of veterinary therapeutics. As consideration for this license agreement, we received 7,500,000 shares of convertible preferred stock (“Edge Stock”) with an estimated fair value of $7.5 million, which was based on the price per share paid for similar shares by another investor, and which was an arm’s length transaction. In June 2024, we received 1,623,275 additional shares of convertible preferred stock pursuant to anti-dilution rights of the Edge chRDNA License Agreement with an estimated fair value of $1.6 million, based on management’s best estimate and judgment. We elected to apply the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321, Investments - Equity Securities (“ASC 321”) for an equity security without a readily determinable fair value. Accordingly, this investment is carried at its cost minus impairment, if any, and is classified within Level 3 of the fair value hierarchy. If we identify observable price changes in orderly transactions for this investment or a similar investment, we will measure the investment at fair value as of the date that the observable transactions or events occurred.
As part of the preparation of the financial statements for each reporting period, we assess potential indicators of impairment of our Edge Stock, which had a total carrying value of $9.2 million as of March 31, 2025. As part of our assessment, we consider Edge’s planned operating cash flow requirements over the next 12 months from the date this form 10-Q is filed, available capital to fund those requirements, and ability to secure additional capital if needed as indicators of impairment. During the second quarter of 2025, we determined that impairment indicators existed, and the fair value of our Edge Stock was zero, as a result, as of June 30, 2025, our Edge Stock was fully impaired and no balance remained. We recorded an impairment expense of $9.2 million for the nine months ended September 30, 2025. This impairment expense was recorded within “impairment of equity investment” in our unaudited condensed consolidated statements of operations and comprehensive loss and as a reduction to the investment balance within investments in equity securities in our unaudited condensed consolidated balance sheets as of September 30, 2025.
4. Significant Agreements
Since December 31, 2024, there have been no material changes to the key terms of our ongoing significant agreements. See Note 4 to the consolidated financial statements included in our Form 10-K for additional information about our ongoing significant agreements.
Our ongoing significant agreements may include nonrefundable, upfront payments; annual license maintenance fees; sublicensing fees; obligations to reimburse for patent prosecution and maintenance fees; success payments; regulatory clinical and commercial milestones; and royalty payments. Our obligation to make such payments is contingent on milestones being achieved, licensed products being commercialized, and the agreements remaining in effect.
For the three months ended September 30, 2025, and September 30, 2024, we recorded $0.3 million and $0.2 million, respectively, as research and development expenses related to our license agreements. For the nine months ended September 30, 2025, and September 30, 2024, we recorded $1.0 million and $1.8 million, respectively. Patent prosecution and maintenance costs included in general and administrative expenses were $0.3 million and $0.1 million for the three months ended September 30, 2025, and September 30, 2024, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. These amounts include reimbursements of approximately $0.4 million for each of the three-month periods and $1.0 million and $0.9 million for the nine months ended September 30, 2025, and September 30, 2024, respectively.
As of September 30, 2025, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $48.9 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and collaborators. The following table is a summary of revenue by geographic location for the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,821	$1,657	$5,707	$7,370
Rest of world	377	367	1,511	547
Total	$2,198	$2,024	$7,218	$7,917
For the three months ended September 30, 2025, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
For the three months ended September 30, 2024, we recognized $1.4 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
For the nine months ended September 30, 2025, we recognized $5.3 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.9 million of revenue related to performance obligations satisfied over time.
For the nine months ended September 30, 2024, we recognized $6.0 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.9 million of revenue related to performance obligations satisfied over time.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees that precede our satisfaction of the associated performance obligations. As of September 30, 2025, and December 31, 2024, our deferred revenue balance primarily resulted from the upfront payment received in 2023 relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.

The following table presents changes in our contract assets and liabilities for the nine months ended September 30, 2025 (in thousands):

	Balance as of December 31, 2024	Additions	Deductions	Balance as of September 30, 2025
Accounts receivable	$265	$5,026	$(5,049)	$242

Contract assets:
Unbilled accounts receivable	$1,158	$2,421	$(2,719)	$860

Contract liabilities:
Deferred revenue, current and long-term	$6,446	$1,210	$(3,683)	$3,973
For the nine months ended September 30, 2025, and September 30, 2024, we recognized $2.5 million and $2.2 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of September 30, 2025, and September 30, 2024, were approximately $4.0 million and $6.8 million, respectively. We expect to recognize approximately $2.2 million of remaining performance obligations as revenue in the next 12 months from September 30, 2025, and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid contract manufacturing and clinical costs	$1,927	$3,919
Other	3,390	2,670
Total	$5,317	$6,589
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$15,881	$19,054
Leasehold improvements	3,016	11,518
Computer equipment	897	897
Furniture and equipment	697	697
Total property and equipment, gross	20,491	32,166
Less: accumulated depreciation and amortization	(12,893)	(12,885)
Property and equipment, net	$7,598	$19,281

Depreciation and amortization expenses related to property and equipment were $0.6 million and $1.1 million for the three months ended September 30, 2025, and September 30, 2024, respectively. Depreciation and amortization expenses related to property and equipment were $2.9 million and $2.7 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. For the nine months ended September 30, 2025, certain property and equipment assets were deemed impaired as of June 30, 2025. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development expenses	$9,641	$12,020
Accrued employee compensation and related expenses	6,515	8,560
Accrued patent expenses	878	769
Accrued expenses related to sublicensing revenues	458	592
Other	1,858	1,679
Total	$19,350	$23,620
7. Related Party Transactions
Since December 31, 2024, there have been no new related party transactions, except as set forth below. See Note 7 to the consolidated financial statements included in our Form 10-K for additional information about our related parties.
Pfizer Investment
For each of the three-month periods ended September 30, 2025, and September 30, 2024, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For each of the nine-month periods ended September 30, 2025, and September 30, 2024, we recognized $1.9 million of revenue from Pfizer. As of September 30, 2025, there was approximately $1.9 million of related party deferred revenue included in current liabilities related to our performance obligation to Pfizer. As of December 31, 2024, there was approximately $3.7 million of related party deferred revenue ($2.5 million included in current liabilities and $1.2 million included in long-term liabilities) related to our performance obligation to Pfizer.
Edge Animal Health
The Edge chRDNA License Agreement is a contract with a customer under ASC 606. We did not recognize any revenue in connection with the Edge chRDNA License Agreement in 2025. We did not recognize any revenue for the three months ended September 30, 2024. We recognized $1.6 million as revenue for the nine months ended September 30, 2024.
As of June 30, 2025, our investment in Edge was deemed impaired, resulting in a zero balance as of September 30, 2025. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
8. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, clinical research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of September 30, 2025, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.

Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of September 30, 2025, and December 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our company’s business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of vispacabtagene regedleucel (“vispa-cel,” formerly CB-010), the clinical results and commercial prospects for vispa-cel, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On April 15, 2025, the lead plaintiff filed a motion to voluntarily dismiss the lawsuit and, on April 27, 2025, the court granted the motion, dismissing the lawsuit without prejudice.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al., case number 4:25-cv-02199 (“First Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages from our company as well as that we make certain changes to our corporate governance. On March 11, 2025, a second shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against the same defendants as in the First Derivative Case, Allen, derivatively on behalf of Caribou Biosciences, Inc. v. Braunstein, et al., case number 4:25-cv-02463 (“Second Derivative Case”), with the same allegations. On April 1, 2025, the First Derivative Case and the Second Derivative Case were deemed related and assigned to the same judge and, on April 7, 2025, the First Derivative Case and the Second Derivative Case were consolidated into a single action, In re Caribou Biosciences, Inc. Derivative Litigation, lead case number 4:25-cv-02199 (“Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed an amended complaint on July 7, 2025. The amended complaint largely tracked the claims from the original complaints, but it also challenged additional disclosures as false or misleading. On August 21, 2025, the defendants filed a motion to dismiss the complaint. On October 16, 2025, the parties filed a stipulation to voluntarily dismiss the lawsuit without prejudice, which the court granted on October 17, 2025.

9. Common Stock
Common stock reserved for future issuances consisted of the following:

	As of September 30, 2025	As of December 31, 2024
Stock options, issued and outstanding	12,707,838	10,782,103
Stock options, authorized for future issuances	8,971,224	7,618,931
Stock available under ESPP	2,426,055	2,139,666
Unvested RSUs	2,229,631	1,297,327
Total common stock reserved for future issuances	26,334,748	21,838,027

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
On May 8, 2025, in anticipation of the expiration of the 2022 Shelf Registration Statement on August 16, 2025, we filed a new shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”), which was declared effective by the SEC on May 14, 2025. Upon the effectiveness of the 2025 Shelf Registration Statement, the offering of securities under the 2022 Shelf Registration Statement was deemed terminated. Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). As of September 30, 2025, we had the full amount available for sale under the 2025 Shelf Registration Statement.
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
We did not sell any shares of our common stock pursuant to the ATM Sales Agreement during each of the three- and nine-month periods ended September 30, 2025, under either the 2022 Shelf Registration Statement or the 2025 Shelf Registration Statement.
We did not sell any shares of our common stock under the ATM Sales Agreement during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we sold 1,594,171 shares of our common stock, in a series of sales, at an average price of $7.33 per share, in accordance with the ATM Sales Agreement and the 2022 Shelf Registration Statement for aggregate gross proceeds of $11.7 million ($11.3 million net of offering expenses).
As of September 30, 2025, $100.0 million of shares of our common stock remained available for sale under the 2025 Shelf Registration Statement pursuant to the ATM Sales Agreement.
10. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of September 30, 2025, we had 8,971,224 shares available for issuance under the 2021 Plan.

Stock Options
The following table summarizes stock option activity, including performance-based stock options (“PBSOs”), under our equity incentive plans for the nine months ended September 30, 2025:

	Stock Options and Performance-Based Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding as of December 31, 2024	10,782,103	$7.47	7.7	$18
Options granted	4,598,353	1.59
Options exercised	(15,000)	0.40
Options cancelled or forfeited	(2,657,618)	6.78
Outstanding as of September 30, 2025	12,707,838	$5.50	7.7	$3,051
Exercisable as of September 30, 2025	6,250,064	$7.76	6.5	$214
Vested and expected to vest as of September 30, 2025	12,707,838	$5.50	7.7	$3,051
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock as of the end of each reporting period referenced above.
Grant Date Fair Value of Stock Options
During the three months ended September 30, 2025, and September 30, 2024, we granted 140,900 and 391,525 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.36 and $1.49, respectively.
During the nine months ended September 30, 2025, and September 30, 2024, we granted 3,506,188 and 3,528,702 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.08 and $4.09, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Volatility	89.0%	75.8%	86.1% to 89.7%	75.7% to 75.9%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	3.9%	3.7% to 3.8%	3.9% to 4.6%	3.7% to 4.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2025, there was $12.6 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.6 years.
Grant Date Fair Value of PBSOs
On July 21, 2025, we granted 1,092,165 PBSOs under the 2021 Plan to each of our officers with a weighted average grant date fair value of $1.00. We estimated the fair value of each PBSO on the grant date using the Black-Scholes option-pricing model based on a volatility of 88.7%, expected term of 1.9 years, risk-free interest rate of 3.9%, and expected dividend yield of 0.0%. Vesting of the PBSOs is conditioned on achievement of certain clinical development milestones during a two-year performance period ending June 30, 2027, and contingent on each executive officer’s continued employment on the vesting dates. As of September 30, 2025 there were 1,092,165 PBSOs outstanding with a weighted average grant date fair value of $1.00. As of September 30, 2025, we have concluded that it is not yet deemed probable, as required by ASC Topic 718 Compensation - Stock Compensation, that the clinical milestones will be achieved, and as such, no stock-based compensation expense has been recorded for PBSOs. As of September 30, 2025, there was $1.1 million of unrecognized stock-based compensation expense related to PBSOs, which will be recognized if the awards are deemed to be probable of vesting.

Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2025, we granted 1,897,085 RSUs under the 2021 Plan to employees. A summary of the status of and change in unvested RSUs as of September 30, 2025, was as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value per RSU
Unvested, December 31, 2024	1,297,327	$5.37
Granted	1,897,085	1.64
Vested	(437,065)	5.22
Forfeited	(527,716)	3.23
Unvested, September 30, 2025	2,229,631	$2.73
As of September 30, 2025, the total unrecognized stock-based compensation expense related to unvested RSUs was $5.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 1,106,141 shares of common stock under the ESPP as of September 30, 2025. We recorded $0.1 million in accrued liabilities related to contributions withheld as of September 30, 2025.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,212	$1,638	$4,253	$5,248
General and administrative	1,719	2,431	5,689	7,547
Total	$2,931	$4,069	$9,942	$12,795
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$2,300	$3,530	$8,120	$10,909
RSUs	511	459	1,479	1,577
ESPP	120	80	343	309
Total	$2,931	$4,069	$9,942	$12,795
11. Income Taxes
No income tax expense was recorded during each of the three- and nine-month periods ended September 30, 2025, and September 30, 2024 due to our operating losses.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact us. We are currently evaluating the potential impact of the new legislation, including implications for deferred taxes and related disclosures, and do not expect that it will have a material impact on our consolidated financial statements.

12. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(27,548)	$(34,684)	$(121,637)	$(113,615)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	93,293,099	90,455,900	93,002,678	90,034,799
Net loss per share, basic and diluted	$(0.30)	$(0.38)	$(1.31)	$(1.26)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30, 2025	As of September 30, 2024
Stock options outstanding	12,707,838	11,611,364
RSUs issued and outstanding	2,229,631	1,259,377
Shares committed under ESPP	356,910	304,434
	15,294,379	13,175,175
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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Licensing and collaboration revenue	$2,198	$2,024	$7,218	$7,917
Less:
Research and development:
External costs	12,285	17,090	49,257	59,709
Internal costs(1)	8,364	10,639	29,487	32,321
Total research and development	20,649	27,729	78,744	92,030
General and administrative(2)	7,389	7,284	23,336	28,086
Other segment items(3) (4)	3,560	5,413	33,402	13,608
Other income, net	(1,852)	(3,718)	(6,627)	(12,192)
Segment and consolidated net loss	$(27,548)	$(34,684)	$(121,637)	$(113,615)
(1)Research and development internal costs for the three months ended September 30, 2025, and September 30, 2024, exclude $1.2 million and $1.6 million of stock-based compensation expense, respectively, and $0.5 million and $1.1 million of depreciation and amortization expense, respectively. Research and development internal costs for the nine months ended September 30, 2025, and September 30, 2024, exclude $4.3 million and $5.2 million of stock-based compensation expense, respectively, and $2.6 million and $2.4 million of depreciation and amortization expense, respectively.
(2)General and administrative expense for the three months ended September 30, 2025, and September 30, 2024, exclude $1.7 million and $2.4 million of stock-based compensation expense, respectively, and $0.1 million of depreciation and amortization expense for each of the three-month periods ended September 30, 2025, and September 30, 2024. General and administrative expense for the nine months ended September 30, 2025, and September 30, 2024, exclude $5.7 million and $7.5 million of stock-based compensation expense, respectively, and $0.3 million of depreciation and amortization expense for each of the nine-month periods ended September 30, 2025, and September 30, 2024.
(3)Other segment items for the three months ended September 30, 2025, include stock-based compensation and depreciation and amortization. Other segment items for the three months ended September 30, 2024, include stock-based compensation, change in fair value of the MSKCC success payments liability, and depreciation and amortization.
(4)Other segment items for the nine months ended September 30, 2025, include impairment charges, impairment of equity investment, stock-based compensation, change in fair value of the MSKCC success payments liability, and depreciation and amortization. Other segment items for the nine months ended September 30, 2024, include stock-based compensation, change in fair value of the MSKCC success payments liability, and depreciation and amortization.

14. Restructuring Charges
Severance and Wind Down Costs
On April 24, 2025, we announced the discontinuation of preclinical research and two clinical programs: vispa-cel, an allogeneic anti-CD19 CAR-T cell therapy being evaluated in patients with lupus in our GALLOP phase 1 trial prior to dosing the first patient, and CB-012, an allogeneic anti-CLL-1 CAR-T cell therapy being evaluated in patients with relapsed or refractory acute myeloid leukemia in our AMpLify phase 1 clinical trial as additional data would be needed to advance this program. Additionally, we announced that our workforce was reduced by 47 employees, or approximately 32% of our workforce. As a result, we recorded cash severance costs, benefits, and transition support services expenses of $1.8 million for the nine months ended September 30, 2025, which we recorded as research and development expenses or general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025, we recorded wind down costs of $0.4 million, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to the discontinuation of our GALLOP and AMpLify phase 1 clinical trials.
Impairment Charges
As part of the preparation of the financial statements for each reporting period, we review our long-lived assets for impairment indicators. As a result of the previously announced strategic pipeline prioritization during the second quarter of 2025, we identified certain triggering events, such as significant changes in our current and expected use of leased office and lab space, and lab equipment. We determined the asset groups based on the lowest level of identifiable cash flows under our strategic pipeline prioritization and assessed the impairment for each of the asset groups.
We have reduced the usage of our leased office and lab space, and we may sublease the unused space. The leasehold improvements, right of use assets, and lab equipment related to the leased office and lab space were assessed as a single asset group and determined to not be recoverable. Accordingly, for the second quarter of 2025, we concluded that this asset group is impaired. For asset groups where impairment is triggered, we use discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups. The significant assumptions used in the discounted cash flow models include projected sublease income over the remaining lease term, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflect a market participant's assumptions in valuing the asset groups. As a result, we recognized impairment charges totaling $10.0 million for the second quarter of 2025, of which $7.4 million and $2.6 million, respectively, were related to the tenant improvements and right of use asset associated with the underlying leased property.
We also identified certain laboratory equipment that we no longer plan to use. This asset group, consisting of laboratory equipment that would no longer be used going forward, was also determined to not be recoverable. As a result, this asset group was deemed impaired, resulting in a $2.2 million impairment charge for the second quarter of 2025. The fair value of the lab equipment is classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs utilized, such as estimates provided by third-party vendors.
The following table summarizes the restructuring and impairment costs recognized in our unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025:

	Severance Related Expenses	Wind Down Costs	Impairment Charges	Total
Research and development	$1,478	$438	$—	$1,916
General and administrative	360	—	—	360
Impairment charges	—	—	12,150	12,150
Total	$1,838	$438	$12,150	$14,426
Our strategic pipeline prioritization was substantially completed in the second quarter of 2025, and we currently do not expect to record additional material charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2024, included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2025.
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
Overview
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform, including our novel chRDNA (CRISPR hybrid RNA-DNA, pronounced “chardonnay”) technology, enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy product candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. Our allogeneic CAR-T cell therapy product candidates in clinical development are directed at established cell surface targets against which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, CD19 and B cell maturation antigen (“BCMA”). We use our chRDNA technologies to armor our allogeneic CAR-T cell therapies through multiple genome-editing strategies, such as checkpoint disruption and immune cloaking, to enhance activity against hematologic malignancies.
We are advancing two clinical-stage allogeneic CAR-T cell therapies for the treatment of patients with hematologic malignancies:
•Vispacabtagene regedleucel (“vispa-cel,” formerly CB-010): an allogeneic anti-CD19 CAR-T cell therapy that is being evaluated in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”) in our ANTLER phase 1 clinical trial
•CB-011: an allogeneic anti-BCMA CAR-T cell therapy that is being evaluated in patients with relapsed or refractory multiple myeloma (“r/r MM”) in our CaMMouflage phase 1 clinical trial
Vispa-cel has received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory large B cell lymphoma (“r/r LBCL”) as well as fast track designation for r/r B-NHL from the U.S. Food and Drug Administration (“FDA”); CB-011 has received fast track designation for r/r MM from the FDA.

To our knowledge, vispa-cel is the first clinical-stage allogeneic CAR-T cell therapy with a genome-edited knockout of the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface. On November 3, 2025, we announced that, as of the September 2, 2025, safety data cutoff date, 84 patients have been enrolled in the ANTLER phase 1 clinical trial, including a confirmatory cohort of 22 CD19-naïve second-line (“2L”) large B cell lymphoma (“LBCL”) patients. The confirmatory cohort was designed to prospectively confirm the positive outcomes of partial human leukocyte antigen (“HLA”) matching (i.e., greater than or equal to four matched HLA alleles) observed in earlier retrospective analyses. Patients in the confirmatory cohort received a single dose of vispa-cel at the recommended phase 2 dose (“RP2D”) of 80×10⁶ viable CAR-T cells following lymphodepletion (“LD”) with 60 mg/kg/day for two days of cyclophosphamide and 25 mg/m2/day for five days of fludarabine. As of the September 29, 2025, efficacy data cutoff date, data from the 22-patient confirmatory cohort showed that a single dose of partially matched vispa-cel led to an 82% overall response rate (“ORR”), a 64% complete response (“CR”) rate, and 51% progression-free survival (“PFS”) at 12 months. Median follow up for the confirmatory cohort was 6.0 months.
By leveraging our allogeneic CAR-T clinical data set of more than 140 patients dosed across multiple clinical trials, we identified key factors that we believe are linked to successful patient outcomes, and we have incorporated these learnings to develop an optimized vispa-cel profile. Two of the key attributes of the optimized vispa-cel profile are donor age (young donors drive enhanced outcomes relative to older donors) and partial HLA matching (matching two or more alleles correlates with enhanced patient outcomes). Of the 84 patients treated in our ANTLER phase 1 clinical trial, 35 CD19-naïve LBCL patients received vispa-cel with an optimized profile. The optimized profile cohort included 20 of the 22 patients in the confirmatory cohort and an additional 15 patients from dose escalation and expansion. The results for the 35-patient optimized profile cohort included an 86% ORR, a 63% CR rate, and 53% PFS at 12 months. Median follow up for the optimized profile cohort was 11.8 months.
Based on internal analysis and FDA interactions to date, we anticipate evaluating vispa-cel in a randomized, controlled pivotal phase 3 clinical trial in approximately 250 2L LBCL CD19-naïve patients who are ineligible for transplant and autologous CAR-T cell therapy; patients randomized to the study arm would receive a single dose of vispa-cel at the RP2D following LD and patients randomized to the comparator arm would be treated with the investigator’s choice of standard of care immunochemotherapy regimens. We intend to further refine our pivotal trial design through continued engagement with the FDA prior to initiation of this pivotal trial. Although we believe this approach provides a straightforward regulatory path to full FDA approval of vispa-cel based on FDA interactions to date, we cannot assure you that, in future discussions with the FDA, the FDA will not recommend or request additional requirements for our planned pivotal phase 3 clinical trial design for vispa-cel.
To our knowledge, CB-011 is the first allogeneic CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). On November 3, 2025, we announced results from the dose escalation portion of our ongoing CaMMouflage phase 1 trial evaluating CB-011 in r/r MM patients. Forty-eight fourth-line or later (“4L+”) patients were enrolled in the dose escalation portion of the trial; enrollment in dose escalation is now completed. Patients had been treated with three or more prior lines of therapy including a proteasome inhibitor, an immunomodulatory drug, and an anti-CD38 antibody. Prior treatment with an autologous CAR-T cell therapy was not permitted and no BCMA-targeted therapy was permitted within the prior three months. We evaluated two different LD regimens and multiple CAR-T cell dose levels. Thirty-five patients were treated with an LD regimen of 500 mg/m2 cyclophosphamide and 30 mg/m2 fludarabine daily for three days (“the selected LD regimen”). A single dose of CB-011 preceded by the selected LD regimen resulted in responses at all dose levels evaluated (150x106 viable CAR-T cells, N=6; 300x106 viable CAR-T cells, N=13; 450x106 viable CAR-T cells, N=13; and 800x106 viable CAR-T cells, N=3). We also announced on November 3, 2025, that we have selected the 450x106 viable CAR-T cell dose with the selected LD regimen as our recommended dose for expansion (“RDE”). As of the September 24, 2025, the data cutoff date, data from the 12-patient, BCMA-naïve cohort treated with the selected LD regimen and a single dose of 450x106 viable CAR-T cells had the following outcomes: an ORR of 92%, a CR/stringent CR (“sCR”) rate of 75%, and 91% of evaluable patients achieved minimal residual disease (“MRD”) negativity. Seven of the 12 patients remained on study as of the data cutoff date in very good partial response (“VGPR”) or better six months or longer following receipt of a single dose of CB-011. The median follow up for these 12 patients was 8.3 months.
On April 24, 2025, we announced a strategic pipeline prioritization with workforce and cost reduction initiatives to focus resources on our vispa-cel and CB-011 product candidates. At that time, we disclosed that we had discontinued our GALLOP phase 1 trial of vispa-cel for the treatment of lupus prior to dosing the first patient; our AMpLify phase 1 clinical trial of CB-012, an allogeneic anti-CLL-1 CAR-T cell therapy, for the treatment of relapsed or refractory acute myeloid leukemia, as additional data would be needed to advance this program; and our preclinical research. Patients treated in the AMpLify phase 1 clinical trial will continue to be followed as part of our long-term follow-up study. Additionally, we announced that our workforce was reduced by 47 employees, or approximately 32% of our workforce. As a result, we recorded cash severance costs, benefits, and transition support services expenses of $1.8 million for the nine months ended September 30, 2025, which we recorded as research and development expenses or general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025, we recorded wind down costs of $0.4 million, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to the discontinuation of our GALLOP and AMpLify phase 1 clinical trials. In connection with the discontinuation of the AMpLify phase 1 clinical trial for our CB-012 product candidate, we terminated our Exclusive License Agreement, dated November 13, 2020, with Memorial Sloan Kettering Cancer Center (“MSKCC”) (as amended, “MSKCC Agreement”), effective August 11, 2025.
In conjunction with the previously announced strategic pipeline prioritization, we have reduced the usage of our leased office and lab space, and we may sublease the unused space. Accordingly, for the second quarter of 2025, we evaluated the related leasehold improvements, right of use assets, and lab equipment and concluded that this asset group is impaired. As a result, we recognized impairment charges totaling $10.0 million for the second quarter of 2025, of which $7.4 million and $2.6 million, respectively, were related to the tenant improvements and right of use asset associated with the underlying leased property. We also identified certain laboratory equipment that we no longer intend to use. As a result, this equipment was deemed impaired, resulting in a $2.2 million impairment charge for the second quarter of 2025.
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
Our net losses for the three months ended September 30, 2025, and September 30, 2024, were $27.5 million and $34.7 million, respectively. Our net losses for the nine months ended September 30, 2025, and September 30, 2024, were $121.6 million and $113.6 million, respectively. We had an accumulated deficit of $570.0 million as of September 30, 2025. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and development of our product candidates. We anticipate that our expenses will increase substantially as we:
•advance clinical trials for our CAR-T cell therapy product candidates, including through succeeding clinical phases of development for these product candidates;
•seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials, if any;
•expand manufacturing capabilities and supply chain capacity for our product candidates;
•experience any delays, challenges, or other issues associated with any of the above, including the failure of our clinical trials meeting endpoints or clinical trial data subject to differing interpretations, or the occurrence of potential safety issues or other development or regulatory challenges;
•hire additional personnel, as needed, to support our clinical development efforts;
•acquire or in-license intellectual property or new technologies;
•expand, maintain, enforce, and defend our intellectual property portfolio;
•make royalty, milestone, or other payments under current, and any future, agreements with third parties;
•establish a sales, marketing, and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval; and
•continue to operate as a public company, including defending against any future class action securities litigation and shareholder derivative lawsuits.

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
To date, all of our revenue consists of licensing and collaboration revenue earned from collaboration and/or licensing agreements entered into with third parties, including related parties. Under these agreements, we license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and collaboration revenue. Revenue under such licensing and collaboration agreements was $2.2 million and $2.0 million for the three months ended September 30, 2025, and September 30, 2024, respectively, and $7.2 million and $7.9 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. See Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
•establishment and maintenance of healthcare coverage and adequate reimbursement; and

•expanded indications and patient populations for our products.
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$421	$375	$1,972	$4,429
Services provided by CROs, CMOs, and third parties that conduct preclinical studies and clinical trials on our behalf	9,373	13,060	35,441	37,215
Other research and development expenses	2,491	3,655	11,844	18,065
Total external costs	12,285	17,090	49,257	59,709
Internal costs:
Personnel-related expenses	7,475	9,869	27,291	30,344
Facilities and other allocated expenses	2,641	3,462	9,076	9,636
Total internal costs	10,116	13,331	36,367	39,980
Total research and development expenses	$22,401	$30,421	$85,624	$99,689
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
Impairment Charges
Impairment charges consist of charges related to the strategic pipeline prioritization with workforce and cost reduction initiatives announced on April 24, 2025, and include impairment of our leasehold improvements, right of use assets, and lab equipment. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Other Income (Expense)
Other income (expense) consists primarily of impairment of an equity investment, interest income earned on cash and marketable securities and, the change in fair value of the MSKCC success payments liability under our now-terminated MSKCC Agreement.

Results of Operations
Comparison of the Three Months Ended September 30, 2025, and September 30, 2024
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Licensing and collaboration revenue	$2,198	$2,024	$174
Operating expenses:
Research and development	22,401	30,421	(8,020)
General and administrative	9,197	9,841	(644)
Total operating expenses	31,598	40,262	(8,664)
Loss from operations	(29,400)	(38,238)	8,838
Other income (expense):
Change in fair value of the MSKCC success payments liability	—	(164)	164
Other income, net	1,852	3,718	(1,866)
Total other income (expense)	1,852	3,554	(1,702)
Net loss	$(27,548)	$(34,684)	$7,136
Licensing and Collaboration Revenue
Licensing and collaboration revenue increased by $0.2 million to $2.2 million for the three months ended September 30, 2025, from $2.0 million for the three months ended September 30, 2024. This increase relates to a $0.2 million increase related to other licensees.
The following table summarizes our revenue by licensee for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Pfizer, related party	622	622	—
Other licensees	1,576	1,402	174
Total licensing and collaboration revenue	$2,198	$2,024	$174
Research and Development Expenses
Research and development expenses decreased by $8.0 million to $22.4 million for the three months ended September 30, 2025, from $30.4 million for the three months ended September 30, 2024. This decrease was primarily related to decreases of (i) $3.7 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by decreases of (a) $3.0 million due to timing of CMO activities and (b) $0.7 million in CRO activities for our clinical trials, (ii) $2.4 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization, (iii) $1.1 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization, and (iv) $0.8 million in other facilities and allocated expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million to $9.2 million for the three months ended September 30, 2025, from $9.8 million for the three months ended September 30, 2024. This decrease was primarily related to a decrease of $1.0 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization; partially offset by an increase of $0.4 million in legal and other service-related expenses.

Total Other Income (Expense)
Total other income (expense) decreased by $1.7 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
During the second quarter of 2025, we re-measured the fair value of the MSKCC success payments liability and estimated the fair value to be zero; thus, no subsequent changes in fair value were recognized through the August 11, 2025 termination date. We recognized a loss related to the change in the fair value of the MSKCC success payments liability in the amount of $0.2 million for the three months ended September 30, 2024.
Other income, net decreased by $1.9 million for the three months ended September 30, 2025, compared to September 30, 2024. This decrease was primarily related to a $1.9 million decrease in interest income earned from marketable securities.
Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Licensing and collaboration revenue	$7,218	$7,917	$(699)
Operating expenses:
Research and development	85,624	99,689	(14,065)
General and administrative	29,335	35,969	(6,634)
Impairment charges	12,150	—	12,150
Total operating expenses	127,109	135,658	(8,549)
Loss from operations	(119,891)	(127,741)	7,850
Other income (expense):
Impairment of equity investment	(9,158)	—	(9,158)
Change in fair value of the MSKCC success payments liability	785	1,934	(1,149)
Other income, net	6,627	12,192	(5,565)
Total other income (expense)	(1,746)	14,126	(15,872)
Net loss	$(121,637)	$(113,615)	$(8,022)
Licensing and Collaboration Revenue
Licensing and collaboration revenue decreased by $0.7 million to $7.2 million for the nine months ended September 30, 2025, from $7.9 million for the nine months ended September 30, 2024. This decrease is primarily due to a $1.6 million decrease in revenue related to the issuance of additional shares of convertible preferred stock received as consideration to us under the Edge chRDNA License Agreement in the nine months ended September 30, 2024, which was partially offset by a $0.9 million increase related to other licensees.
The following table summarizes our revenue by licensee for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Edge Animal Health, related party	$—	$1,623	$(1,623)
Pfizer, related party	1,865	1,865	—
Other licensees	5,353	4,429	924
Total licensing and collaboration revenue	$7,218	$7,917	$(699)

Research and Development Expenses
Research and development expenses decreased by $14.1 million to $85.6 million for the nine months ended September 30, 2025, from $99.7 million for the nine months ended September 30, 2024. This decrease was primarily related to (i) a decrease of $6.2 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization, (ii) a decrease of $3.1 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization, (iii) a decrease of $2.4 million in expenses related to licenses, sublicensing revenue, and milestones, (iv) a net decrease of $1.8 million in external CMO and CRO activities, driven by a decrease of (a) $2.5 million due to timing of CMO activities, and an increase of (b) $0.7 million in CRO activities for our clinical trials, and (v) a decrease of $0.6 million in other facilities and allocated expenses.
General and Administrative Expenses
General and administrative expenses decreased by $6.6 million to $29.3 million for the nine months ended September 30, 2025, from $36.0 million for the nine months ended September 30, 2024. This decrease was primarily related to a decrease of $4.3 million in legal expenses, including $3.9 million related to the accrual of a securities class action litigation settlement expense in 2024 and a decrease of $2.3 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization.
Impairment Charges
In connection with the previously announced strategic pipeline prioritization, impairment charges were $12.2 million for the nine months ended September 30, 2025, compared to zero for the nine months ended September 30, 2024. These charges include $7.4 million for tenant improvements, $2.6 million for the right-of-use asset, and $2.2 million for lab equipment.
Total Other Income (Expense)
Total other income decreased by $15.9 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Impairment of equity investment was $9.2 million related to our equity investment in Edge for the nine months ended September 30, 2025, compared to zero for the nine months ended September 30, 2024. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
In connection with our now-terminated MSKCC Agreement, we recognized a gain of $0.8 million related to the change in the fair value of the MSKCC success payments liability for the nine months ended September 30, 2025. We recognized a gain of $1.9 million related to the change in the fair value of the MSKCC success payments liability for the nine months ended September 30, 2024.
Other income, net decreased by $5.6 million for the nine months ended September 30, 2025, compared to September 30, 2024. This decrease was primarily related to a $5.7 million decrease in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception through September 30, 2025, we have raised an aggregate net proceeds of $841.3 million to fund our operations through our initial public offering (“IPO”); sales of convertible preferred stock; a follow-on public offering; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; private placements; at-the-market equity offerings; and government grants.
As of September 30, 2025, we had cash, cash equivalents, and marketable securities of $159.2 million.
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
On May 8, 2025, in anticipation of the expiration of the 2022 Shelf Registration Statement on August 16, 2025, we filed a new shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”), which was declared effective by the SEC on May 14, 2025. Upon the effectiveness of the 2025 Shelf Registration Statement, the offering of securities under the 2022 Shelf Registration Statement was deemed terminated. Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). As of September 30, 2025, we had the full amount available for sale under the 2025 Shelf Registration Statement.
At-the-Market Equity Offering Program
On August 9, 2022, we entered into an Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which, on the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, from time to time, we could have issued and sold, through Jefferies, acting as sales agent, up to $100.0 million of our shares of common stock under the 2022 Shelf Registration Statement. Through May 14, 2025, we issued and sold an aggregate of 3,588,696 shares of our common stock under the ATM Sales Agreement and the 2022 Shelf Registration Statement at an average price per share of $4.71 for aggregate gross proceeds of $16.9 million ($16.2 million net of offering expenses). During each of the three- and nine-month periods ended September 30, 2025, we did not sell any shares of our common stock under the 2022 ATM Sales Agreement.
With the effectiveness of the 2025 Shelf Registration Statement, we refreshed our at-the-market program under the ATM Sales Agreement. We may, from time to time, sell and issue shares of our common stock, through Jefferies as sales agent under the ATM Sales Agreement, having an aggregate offering price of up to $100.0 million in gross proceeds under the 2025 Shelf Registration Statement, by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. Jefferies has agreed to use commercially reasonable efforts consistent with its normal sales and trading practices to sell shares from time to time, based on our instructions (including any price or size limits or other customary parameters or conditions we may impose).
During each of the three- and nine-month periods ended September 30, 2025, we did not sell any shares of our common stock pursuant to the ATM Sales Agreement under either the 2022 Shelf Registration Statement or the 2025 Shelf Registration Statement. As of September 30, 2025, $100.0 million of shares of our common stock remained available for sale under the 2025 Shelf Registration Statement pursuant to the ATM Sales Agreement.
Funding Requirements
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date this Form 10-Q is filed. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
We will continue to be dependent on equity financing, debt financing, collaboration and licensing arrangements, and/or other forms of capital raises to fund operating expenses, including to fully fund our planned vispa-cel pivotal trial, at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our license agreements as described in Notes 4 and 8 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Our primary use of cash is to fund operating expenses and research and development expenses, which primarily consists of expenditures related to clinical trials. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses, and prepaid expenses.
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
•the impact of inflationary pressures and potential tariffs on the cost of our operations; and
•the costs of operating as a public company, including defending against any future class action securities litigation and shareholder derivative lawsuits.
Furthermore, our operating plans may change, and we expect to need additional funds to meet operational needs and capital requirements for our clinical trials and development of our product candidates.
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

Cash Flows
Comparison of the Nine Months Ended September 30, 2025, and September 30, 2024
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Cash used in operating activities	$(90,168)	$(102,730)	$12,562
Cash provided by investing activities	84,268	70,677	13,591
Cash provided by financing activities	751	12,861	(12,110)
Net decrease in cash, and cash equivalents, and restricted cash	$(5,149)	$(19,192)	$14,043
Cash Used in Operating Activities
Net cash used in operating activities was $90.2 million for the nine months ended September 30, 2025, compared to $102.7 million for the nine months ended September 30, 2024. This decrease was due to (i) changes in the components of net loss primarily related to (a) an increase in non-cash charges primarily for impairment charges and impairment of equity investment incurred for the nine months ended September 30, 2025, and (b) decreases in research and development expenses and general and administrative expenses; and (ii) a decrease in net changes in our operating assets and liabilities primarily related to a decrease in net changes of accrued expenses and other current liabilities; partially offset by an increase in net changes in other assets.
Cash Provided by Investing Activities
Net cash provided by investing activities was $84.3 million for the nine months ended September 30, 2025, compared to $70.7 million for the nine months ended September 30, 2024. The increase in net cash provided by investing activities was primarily driven by lower cash utilized for purchases of marketable securities; partially offset by a decrease in proceeds from maturities of marketable securities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2025, compared to $12.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by proceeds from the issuance of common stock under the ATM Sales Agreement, net of offering expenses, during the nine months ended September 30, 2024. We did not sell any common stock pursuant to the ATM Sales Agreement during the nine months ended September 30, 2025, under either the 2022 Shelf Registration Statement or the 2025 Shelf Registration Statement.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based on the evaluation described above, as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors.
On December 24, 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against our company and certain of our current and former officers, Saylor v. Caribou Biosciences, Inc., et al., case number 3:24-cv-09413 (“Saylor Case”). The alleged class period is July 14, 2023, to July 16, 2024. The Saylor Case complaint challenges disclosures regarding our business, operations, and prospects, specifically with respect to the alleged safety, efficacy, and durability of vispacabtagene regedleucel (“vispa-cel,” formerly CB-010), the clinical results and commercial prospects for vispa-cel, and our financial statements, in alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). On April 15, 2025, the lead plaintiff filed a motion to voluntarily dismiss the lawsuit and, on April 27, 2025, the court granted the motion, dismissing the lawsuit without prejudice.
On March 3, 2025, a shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against our directors and certain of our current and former officers, Moisio, derivatively on behalf of Caribou Biosciences, Inc. v. Haurwitz, et al, case number 4:25-cv-02199 (“First Derivative Case”), alleging, among other things, that the named directors and officers breached their fiduciary duties by causing our company to make the disclosures being challenged in the Saylor Case and seeking unspecified monetary damages from our company as well as that we make certain changes to our corporate governance. On March 11, 2025, a second shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California against the same defendants as in the First Derivative Case, Allen, derivatively on behalf of Caribou Biosciences, Inc. v. Braunstein, et al., case number 4:25-cv-02463 (“Second Derivative Case”), with the same allegations. On April 1, 2025, the First Derivative Case and the Second Derivative Case were deemed related and assigned to the same judge and, on April 7, 2025, the First Derivative Case and the Second Derivative Case were consolidated into a single action, In re Caribou Biosciences, Inc. Derivative Litigation, lead case number 4:25-cv-02199 (“Consolidated Derivative Action”). The plaintiffs in the Consolidated Derivative Action filed an amended complaint on July 7, 2025. The amended complaint largely tracked the claims from the original complaints, but it also challenged additional disclosures as false or misleading. On August 21, 2025, the defendants filed a motion to dismiss the complaint. On October 16, 2025, the parties filed a stipulation to voluntarily dismiss the lawsuit without prejudice, which the court granted on October 17, 2025.
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
At our 2025 Annual Meeting of Stockholders held on June 12, 2025, our stockholders approved a proposal to adopt an amendment to our amended and restated certificate of incorporation to effect a reverse stock split at a ratio ranging from any whole number between 1-for-5 and 1-for-50 inclusive (“Split Ratio Range”), as determined by our board of directors in its discretion, subject to our board of directors’ authority to abandon such amendment. Our board of directors has the sole authority to elect, at any time on or prior to June 12, 2026, whether or not to effect a reverse stock split. Our board of directors could decide to implement a reverse stock split for a variety of business reasons, including but not limited to, regaining compliance with Nasdaq continued listing requirements in the event we are not in compliance with the Minimum Bid Price Rule; increasing the marketability of our common stock since investors, brokerage firms, and market makers consider low-priced stocks as unduly speculative in nature, in part due to the trading volatility often associated with stocks below certain prices, and, as a matter of policy, avoid investment and trading in such stocks; decreasing price volatility as currently small changes in the price of our common stock result in relatively large percentage changes in the stock price; and, providing more authorized shares available for issuance in capital-raising transactions by reducing the number of issued and outstanding shares. If a reverse stock split is implemented, we expect that a reverse stock split will increase the market price of our common stock. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in like circumstances is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after a reverse stock split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse stock split, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower-priced stocks. Even if a reverse stock split is implemented, the market price of our common stock may decrease due to factors unrelated to the reverse stock split. The market price of our common stock may also be based on other factors that may be unrelated to the number of shares outstanding, including the timing and content of disclosures about our clinical trials for our product candidates. If a reverse stock split is effected and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split. Even if we implement a reverse stock split, there is no assurance we will maintain compliance with the Minimum Bid Price Rule, or otherwise be in compliance with other applicable Nasdaq listing rules.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2025
There were no unregistered sales of equity securities during the three months ended September 30, 2025.

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

10.1+*	Form of Performance-Based Stock Option Agreement under the 2021 Equity Incentive Plan of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________________________
*Filed herewith.
**Furnished herewith.
+     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Caribou Biosciences, Inc.

Date: November 12, 2025	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Sriram Ryali
Sriram Ryali, M.B.A.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)