Form 10-Q
period 2026-03-31
Caribou Biosciences, Inc.
filed 2026-05-07
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 99,180,575 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,057	$12,360
Marketable securities, short-term	105,569	126,980
Accounts receivable	227	69
Contract assets	691	1,006
Other receivables	1,445	1,904
Prepaid expenses and other current assets	2,392	2,913
Total current assets	122,381	145,232
NON-CURRENT ASSETS
Marketable securities, long-term	1,001	3,505
Property and equipment, net	6,123	6,760
Operating lease, right of use assets	17,356	17,670
Other assets	2,137	2,200
TOTAL ASSETS	$148,998	$175,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,503	$5,783
Accrued expenses and other current liabilities	13,889	16,535
Operating lease liabilities, current	1,287	1,201
Deferred revenue	994	1,895
Total current liabilities	19,673	25,414
LONG-TERM LIABILITIES
Deferred revenue, net of current portion	1,648	1,752
Operating lease liabilities, non-current	25,659	26,026
Total liabilities	46,980	53,192
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized as of March 31, 2026, and December 31, 2025; 96,951,234 and 95,143,690 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	10	9
Additional paid-in-capital	723,631	718,578
Accumulated other comprehensive (loss) income	(23)	103
Accumulated deficit	(621,600)	(596,515)
Total stockholders’ equity	102,018	122,175
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,998	$175,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Licensing and other third-party revenue (including zero and $622 from a related party for the three months ended March 31, 2026, and March 31, 2025, respectively)	$2,397	$2,353
Operating expenses:
Research and development	20,611	35,531
General and administrative	8,066	9,735
Total operating expenses	28,677	45,266
Loss from operations	(26,280)	(42,913)
Other income
Other income, net	1,195	2,922
Total other income	1,195	2,922
Net loss	(25,085)	(39,991)
Other comprehensive loss
Net unrealized loss on available-for-sale marketable securities, net of tax	(126)	(88)
Net comprehensive loss	$(25,211)	$(40,079)
Net loss per share, basic and diluted	$(0.26)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	95,861,716	92,679,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	95,143,690	$9	$718,578	$103	$(596,515)	$122,175
Issuances of common stock under ESPP	348,411	—	468	—	—	468
Issuances of common stock on exercise of options	6,200	—	9	—	—	9
Issuances of common stock in connection with ATM offering, net of offering expenses	1,078,768	1	2,219	—	—	2,220
Issuances of common stock upon vesting of RSUs	374,165	—	—	—	—	—
Stock-based compensation expense	—	—	2,357	—	—	2,357
Net loss	—	—	—	—	(25,085)	(25,085)
Other comprehensive loss	—	—	—	(126)	—	(126)
BALANCE—March 31, 2026	96,951,234	$10	$723,631	$(23)	$(621,600)	$102,018

BALANCE—December 31, 2024	92,378,577	$9	$701,077	$255	$(448,390)	$252,951
Issuances of common stock under ESPP	408,282	—	468	—	—	468
Issuances of common stock upon vesting of RSUs	217,743	—	—	—	—	—
Stock-based compensation expense	—	—	3,882	—	—	3,882
Net loss	—	—	—	—	(39,991)	(39,991)
Other comprehensive loss	—	—	—	(88)	—	(88)
BALANCE—March 31, 2025	93,004,602	$9	$705,427	$167	$(488,381)	$217,222
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,085)	$(39,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649	1,165
Change in fair value of equity securities	—	11
Stock-based compensation expense	2,357	3,882
Change in fair value of success payments liability	—	(334)
Accretion of discounts on investments in marketable securities, net	(269)	(452)
Non-cash lease expense	315	490
Changes in operating assets and liabilities:
Accounts receivable	(158)	177
Contract assets	315	350
Other receivables	459	(17)
Prepaid expenses and other current assets	522	471
Other assets	63	479
Accounts payable	(2,220)	1,404
Accrued expenses and other current liabilities	(2,646)	(3,101)
Deferred revenue, current and long-term	(1,005)	(996)
Operating lease liabilities	(281)	(263)
Net cash used in operating activities	(26,984)	(36,725)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	46,142	65,955
Purchases of marketable securities	(22,085)	(15,532)
Purchases of property and equipment	(72)	(1,042)
Net cash provided by investing activities	23,985	49,381
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9	—
Proceeds from issuances of common stock under ESPP	468	468
Proceeds from issuances of common stock related to ATM, net of offering expenses	2,219	—
Net cash provided by financing activities	2,696	468
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(303)	13,124
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	12,406	16,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$12,103	$29,463
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$12,057	$29,417
Restricted cash	46	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$12,103	$29,463

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business, Organization, and Liquidity
Business and Organization
Caribou Biosciences, Inc. (“Company” or “we”) is a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform is based on our novel chRDNA (CRISPR hybrid RNA-DNA, pronounced “chardonnay”) technology, which enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. We use our chRDNA technologies to armor our allogeneic CAR-T cell therapies through multiple genome-editing strategies, such as checkpoint disruption and immune cloaking, to enhance activity against hematologic malignancies.
We incorporated in October 2011 as a Delaware corporation and are headquartered in Berkeley, California. We have four wholly owned subsidiaries that hold interests in our equity investments and do not have operating activities.
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $621.6 million as of March 31, 2026. During the three months ended March 31, 2026, we incurred a net loss of $25.1 million and used $27.0 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our CAR-T cell therapy product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $118.6 million as of March 31, 2026, will be sufficient to fund our current operating plan for at least the next 12 months from the date this Quarterly Report on Form 10-Q (“Form 10-Q”) is filed.
2. Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in Note 2 to the annual consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K (“Form 10-K”).
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements; and the reported amounts of revenue, income, and expenses for the applicable reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, stock-based compensation expense, and accrued research and development expenses. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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
Third parties that represent 10% or more of our revenue and accounts receivable and contract assets were as follows:

	Revenue		Accounts Receivable and Contract Assets
	Three Months Ended		As of March 31, 2026	As of December 31, 2025
	March 31, 2026	March 31, 2025
Party A	25.9%	26.4%	*	*
Party B	25.7%	26.2%	*	*
Party C	20.6%	16.8%	60.4%	54.5%
Party D	*	*	*	11.8%
Party E	*	*	11.1%	*
Total	72.2%	69.4%	71.5%	66.3%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of March 31, 2026, or December 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (i) better understand the entity's performance, (ii) better assess the entity's prospects for future cash flows, and (iii) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.
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

3. Fair Value Measurements and Fair Value of Financial Instruments
We classify fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices (unadjusted) in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the three months ended March 31, 2026, and March 31, 2025.
Recurring Measurements
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$63,405	$63,405	$—	$—
U.S. government agency bonds	28,498	—	28,498	—
Money market fund investments (included in cash and cash equivalents)	12,057	12,057	—	—
Corporate debt securities	7,685	—	7,685	—
Commercial paper	6,982	—	6,982	—
Total fair value of assets	$118,627	$75,462	$43,165	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$86,964	$86,964	$—	$—
U.S. government agency bonds	28,717	—	28,717	—
Money market fund investments (included in cash and cash equivalents)	11,361	11,361	—	—
Corporate debt securities	8,663	—	8,663	—
Commercial paper ($999 included in cash and cash equivalents)	7,140	—	7,140	—
Total fair value of assets	$142,845	$98,325	$44,520	$—

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of March 31, 2026, and December 31, 2025, are presented in the following tables (in thousands):

	As of March 31, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$63,404	$18	$(17)	$63,405
U.S. government agency bonds	28,512	1	(15)	28,498
Money market fund investments (included in cash and cash equivalents)	12,057	—	—	12,057
Corporate debt securities	7,695	—	(10)	7,685
Commercial paper	6,983	—	(1)	6,982
Total cash equivalents and marketable securities	$118,651	$19	$(43)	$118,627

Classified as:
Cash and cash equivalents				$12,057
Marketable securities, short-term				105,569
Marketable securities, long-term				1,001
Total cash equivalents and marketable securities				118,627

	As of December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$86,872	$92	$—	$86,964
U.S. government agency bonds	28,707	12	(2)	28,717
Money market fund investments (included in cash and cash equivalents)	11,361	—	—	11,361
Corporate debt securities	8,663	2	(2)	8,663
Commercial paper ($999 included in cash and cash equivalents)	7,139	1	—	7,140
Total cash equivalents and marketable securities	$142,742	$107	$(4)	$142,845

Classified as:
Cash and cash equivalents				$12,360
Marketable securities, short-term				126,980
Marketable securities, long-term				3,505
Total cash equivalents and marketable securities				$142,845
We reviewed each of our marketable securities as of March 31, 2026, and December 31, 2025, and concluded that any decline in fair value was not related to credit losses and is recoverable. Accordingly, no allowance for credit losses was recorded and the unrealized losses are reported as a component of accumulated other comprehensive income.
4. Significant Agreements
Since December 31, 2025, there have been no material changes to the key terms of our ongoing significant agreements. See Note 4 to the consolidated financial statements included in our Form 10-K for additional information about our ongoing significant agreements.
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

For each of the three-month periods ended March 31, 2026, and March 31, 2025, we recorded $0.3 million as research and development expenses related to our license agreements. Patent prosecution and maintenance costs included in general and administrative expenses were $0.1 million and $0.2 million for the three months ended March 31, 2026, and March 31, 2025, respectively. These amounts include reimbursements of approximately $0.3 million and $0.2 million for the three months ended March 31, 2026, and March 31, 2025, respectively.
As of March 31, 2026, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $48.9 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and other third parties. The following table is a summary of revenue by geographic location for the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$2,257	$2,224
Rest of world	140	129
Total	$2,397	$2,353
For each of the three-month periods ended March 31, 2026, and March 31, 2025, we recognized $1.8 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees and other third parties that precede our satisfaction of the associated performance obligations. As of March 31, 2026, and December 31, 2025, our deferred revenue balance primarily resulted from the upfront payment received in 2023 relating to our performance obligation to Pfizer Inc. (“Pfizer”). The remaining deferred revenue relates to upfront payments received under license agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.

The following table presents changes in our contract assets and liabilities for the three months ended March 31, 2026 (in thousands):

	Balance as of December 31, 2025	Additions	Deductions	Balance as of March 31, 2026
Accounts receivable	$69	$1,709	$(1,551)	$227

Contract assets:
Unbilled accounts receivable	$1,006	$691	$(1,006)	$691

Contract liabilities:
Deferred revenue, current and long-term	$3,647	$676	$(1,681)	$2,642
For each of the three-month periods ended March 31, 2026, and March 31, 2025, we recognized $1.0 million of revenue, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of March 31, 2026, and December 31, 2025, were approximately $2.6 million and $3.6 million, respectively. We expect to recognize approximately $1.0 million of remaining performance obligations as revenue in the next 12 months from March 31, 2026, and to recognize the remainder thereafter.
Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$15,649	$15,636
Leasehold improvements	3,057	3,057
Computer equipment	897	897
Furniture and equipment	697	697
Total property and equipment, gross	20,300	20,287
Less: accumulated depreciation and amortization	(14,177)	(13,527)
Property and equipment, net	$6,123	$6,760
Depreciation and amortization expenses related to property and equipment were $0.6 million and $1.2 million for the three months ended March 31, 2026, and March 31, 2025, respectively.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development expenses	$7,614	$6,109
Accrued employee compensation and related expenses	3,712	7,745
Accrued expenses related to sublicensing revenues	983	992
Accrued patent expenses	848	873
Other	732	816
Total	$13,889	$16,535
7. Related Party Transactions
Since December 31, 2025, there have been no new related party transactions. See Note 7 to the consolidated financial statements included in our Form 10-K for additional information about our related parties.
Pfizer Investment
During the three months ended March 31, 2025, we recognized $0.6 million of revenue from our Information Rights Agreement with Pfizer, dated June 29, 2023, pursuant to which we had originally allocated $7.5 million as a contract with a customer under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Pfizer ceased to be a related party as of December 31, 2025.
8. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, contract research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of March 31, 2026, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of March 31, 2026, and December 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.

9. Common Stock
Shares of our common stock reserved for future issuances consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Stock options, issued and outstanding	15,895,762	12,511,072
Shares of common stock, authorized for future issuances	9,338,658	9,192,963
Shares committed under ESPP	3,029,080	2,426,055
Unvested RSUs	3,019,668	2,173,234
Total shares of common stock reserved for future issuances	31,283,168	26,303,324
Shelf Registration Statement
On May 8, 2025, we filed a shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”), which was declared effective by the SEC on May 14, 2025. Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). As of March 31, 2026, we had $293.4 million available for sale under the 2025 Shelf Registration Statement.
At-the-Market Equity Offering Program
On August 9, 2022, we entered into an at-the-market Open Market Sale AgreementSM (“ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) in connection with a prior shelf registration statement. With the effectiveness of the 2025 Shelf Registration Statement, we refreshed our at-the-market equity offering program under the ATM Sales Agreement. We may, from time to time, sell and issue shares of our common stock, through Jefferies as sales agent under the ATM Sales Agreement, having an aggregate offering price of up to $100.0 million in gross proceeds under the 2025 Shelf Registration Statement.
During the three months ended March 31, 2026, we sold 1,078,768 shares of our common stock at an average price of $2.11 per share, in accordance with the ATM Sales Agreement and the 2025 Shelf Registration Statement, for aggregate gross proceeds of $2.3 million ($2.2 million net of offering expenses).
We did not sell any shares of our common stock under the ATM Sales Agreement during the three months ended March 31, 2025.
As of March 31, 2026, $93.4 million of shares of our common stock remained available for sale under the 2025 Shelf Registration Statement pursuant to the ATM Sales Agreement.
10. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of March 31, 2026, we had 9,338,658 shares available for issuance under the 2021 Plan.

Stock Options
The following table summarizes stock option activity, including performance-based stock options (“PBSOs”), under our equity incentive plans for the three months ended March 31, 2026:

	Stock Options and PBSOs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding as of December 31, 2025	12,511,072	$5.49	7.6	$466
Options granted	3,472,927	1.80
Options exercised	(6,200)	1.41
Options cancelled or forfeited	(82,037)	5.39
Outstanding as of March 31, 2026	15,895,762	$4.68	7.9	$1,703
Exercisable as of March 31, 2026	7,606,050	$6.98	6.6	$475
Vested and expected to vest as of March 31, 2026	15,895,762	$4.68	7.9	$1,703
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock as of the end of each reporting period referenced above.
Grant Date Fair Value of Stock Options
During the three months ended March 31, 2026, and March 31, 2025, we granted 3,472,927 and 3,335,888 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.36 and $1.07, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Volatility	89.9% to 90.6%	86.1% to 89.7%
Expected term (in years)	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	3.7% to 3.8%	4.3% to 4.6%
Expected dividend yield	0.0%	0.0%
As of March 31, 2026, there was $13.4 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.8 years.
Grant Date Fair Value of PBSOs
On July 21, 2025, we granted 1,092,165 PBSOs under the 2021 Plan to each of our officers with a weighted average grant date fair value of $1.00. We estimated the fair value of each PBSO on the grant date using the Black-Scholes option-pricing model based on a volatility of 88.7%, expected term of 1.9 years, risk-free interest rate of 3.9%, and expected dividend yield of 0.0%. Vesting of the PBSOs is conditioned on achievement of certain clinical development milestones during a two-year performance period ending June 30, 2027, and contingent on each executive officer’s continued employment on the vesting dates. As of March 31, 2026, there were 1,092,165 PBSOs outstanding with a weighted average grant date fair value of $1.00. As of March 31, 2026, we have concluded that it is not yet deemed probable, as required by ASC Topic 718 Compensation - Stock Compensation, that the clinical milestones will be achieved, and as such, no stock-based compensation expense has been recorded for PBSOs. As of March 31, 2026, there was $1.1 million of unrecognized stock-based compensation expense related to PBSOs, which will be recognized if the awards are deemed to be probable of vesting.

Restricted Stock Units (“RSUs”)
During the three months ended March 31, 2026, we granted 1,220,599 RSUs under the 2021 Plan to employees. A summary of the status of and change in unvested RSUs as of March 31, 2026, was as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value per RSU
Unvested, December 31, 2025	2,173,234	$2.74
Granted	1,220,599	1.80
Vested	(374,165)	3.45
Forfeited	—	—
Unvested, March 31, 2026	3,019,668	$2.27
As of March 31, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs was $6.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 1,454,552 shares of common stock under the ESPP as of March 31, 2026. We recorded $0.1 million in accrued liabilities related to contributions withheld as of March 31, 2026.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,125	$1,743
General and administrative	1,232	2,139
Total	$2,357	$3,882
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$1,666	$3,175
RSUs	574	585
ESPP	117	122
Total	$2,357	$3,882
11. Income Taxes
No income tax expense was recorded during each of the three-month periods ended March 31, 2026, and March 31, 2025 due to our operating losses.

12. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(25,085)	$(39,991)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	95,861,716	92,679,493
Net loss per share, basic and diluted	$(0.26)	$(0.43)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31, 2026	As of March 31, 2025
Stock options outstanding	15,895,762	14,022,265
RSUs issued and outstanding	3,019,668	2,217,789
Shares committed under ESPP	324,132	509,727
	19,239,562	16,749,781
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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Licensing and other third-party revenue	$2,397	$2,353
Less:
Research and development:
External costs	10,690	21,859
Internal costs(1)	8,179	10,877
Total research and development	18,869	32,736
General and administrative(2)	6,802	7,484
Other segment items(3)	3,006	4,712
Other income, net	(1,195)	(2,588)
Segment and consolidated net loss	$(25,085)	$(39,991)
(1)Research and development internal costs for the three months ended March 31, 2026, and March 31, 2025, exclude $1.1 million and $1.7 million of stock-based compensation expense, respectively, and $0.6 million and $1.1 million of depreciation and amortization expense, respectively.
(2)General and administrative expense for the three months ended March 31, 2026, and March 31, 2025, exclude $1.2 million and $2.1 million of stock-based compensation expense, respectively, and less than $0.1 million and $0.1 million of depreciation and amortization expense, respectively.
(3)Other segment items for the three-month periods ended March 31, 2026, and March 31, 2025, include stock-based compensation and depreciation and amortization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2025, included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements, other than statements of historical facts, contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical-stage CAR-T cell therapy product candidates, including our expectations about the development timelines for such product candidates; the expected timing of disclosure of clinical data; expectations regarding the safety, efficacy, and potential advantages of our CAR-T cell therapy product candidates; expectations about our future regulatory filings and interactions with regulatory authorities, including expectations about our phase 3 pivotal trial design for vispa-cel; our results of operations and financial position; plans and objectives of management for future operations; and the like. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
Overview
We are a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform is based on our novel chRDNA (CRISPR hybrid RNA-DNA, pronounced “chardonnay”) technology, which enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy product candidates are manufactured in advance with cells from healthy donors, with the goal of enabling broad patient access, rapid patient treatment, and increased manufacturing scale. Our allogeneic CAR-T cell therapy product candidates in clinical development are directed at established cell surface targets against which autologous CAR-T cell therapeutics have already demonstrated clinical proof of concept, CD19 and B cell maturation antigen (“BCMA”). We use our chRDNA technologies to armor our allogeneic CAR-T cell therapies through multiple genome-editing strategies, such as checkpoint disruption and immune cloaking, to enhance activity against hematologic malignancies.
We are advancing two clinical-stage allogeneic CAR-T cell therapies for the treatment of patients with hematologic malignancies:
•Vispacabtagene regedleucel (“vispa-cel,” formerly CB-010): an allogeneic anti-CD19 CAR-T cell therapy that has been evaluated in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”) in our ANTLER phase 1 clinical trial
•CB-011: an allogeneic anti-BCMA CAR-T cell therapy that is being evaluated in patients with relapsed or refractory multiple myeloma (“r/r MM”) in our CaMMouflage phase 1 clinical trial
Vispa-cel has received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory large B cell lymphoma (“r/r LBCL”), fast track designation for r/r B-NHL, and orphan drug designation for follicular lymphoma (“FL”) from the U.S. Food and Drug Administration (“FDA”). CB-011 has received RMAT, fast track, and orphan drug designations for r/r MM from the FDA.

To our knowledge, vispa-cel is the first clinical-stage allogeneic CAR-T cell therapy with a genome-edited knockout of the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface. On November 3, 2025, we announced that, as of the September 2, 2025, safety data cutoff date, 84 patients with r/r B-NHL had been enrolled in the ANTLER phase 1 clinical trial. We selected a single dose of 80x10⁶ viable CAR-T cells following lymphodepletion (“LD”) with 60 mg/kg/day for two days of cyclophosphamide and 25 mg/m2/day for five days of fludarabine as the recommend phase 2 dose (“RP2D”).
By leveraging our allogeneic CAR-T cell therapy clinical data set of more than 140 patients dosed across multiple clinical trials, we identified key factors that we believe are linked to successful patient outcomes, and we have incorporated these learnings to develop an optimized vispa-cel profile. Two of the key attributes of the optimized vispa-cel profile are donor age (young donors drive enhanced outcomes relative to older donors) and partial human leukocyte antigen (“HLA”) matching (matching two or more alleles correlates with enhanced patient outcomes). As of the September 2, 2025, 84 patients had been treated in our ANTLER phase 1 clinical trial, of which 35 CD19-naïve LBCL patients received vispa-cel with the optimized profile. As of the September 29, 2025 efficacy data cutoff, the results for the 35-patient optimized profile cohort included an 86% overall response rate (“ORR”), a 63% complete response (“CR”) rate, and 53% progression-free survival (“PFS”) at 12 months. Median follow up for the optimized profile cohort was 11.8 months.
Vispa-cel is generally well tolerated. As of the September 2, 2025, safety data cutoff date, treatment emergent adverse events (“TEAEs”) at any grade in 25% or greater of all 84 patients who had received vispa-cel were thrombocytopenia (62%), cytokine release syndrome (“CRS”) (55%), anemia (52%), neutropenia (39%), hypokalemia (26%), and leukopenia (26%). In the optimized profile cohort (N=35), there were no cases of graft versus host disease (“GvHD”) or grade 3 or greater immune effector cell-associated neurotoxicity syndrome (“ICANS”), 1% of patients experienced grade 3 or greater CRS, and 28% (out of 80 patients) experienced prolonged cytopenias.
We reached alignment with the FDA regarding our vispa-cel pivotal phase 3 clinical trial design following interactions to date with the agency enabled by the RMAT designation for vispa-cel.We plan to evaluate vispa-cel in the ANTLER-3 trial, a randomized, controlled pivotal phase 3 clinical trial in approximately 250 2L LBCL CD19-naïve patients who are not eligible for transplant and who are not candidates for, or who are not eligible for, autologous CAR-T cell therapy based on access challenges or medical criteria, including the need for urgent therapy. Patients randomized to the study arm would receive a single dose of vispa-cel at the RP2D following LD and patients randomized to the comparator arm would be treated with the investigator’s choice of standard-of-care regimen, such as polatuzumab vedotin (“Pola”), bendamustine, rituximab (”R”)(“Pola-BR”); R, gemcitabine, and oxaliplatin (“R-GemOx”); Pola-R-GemOx (“Pola-RGO”); or tafasitamab and lenalidomide, with crossover to the vispa-cel arm permitted after progressive disease. The primary endpoint would be PFS. Secondary endpoints would be ORR, overall survival (“OS”), event-free survival (“EFS”), duration of response (“DoR”), duration of CR, quality of life (“QoL”), and safety. Clinical trial sites would include both academic and sophisticated community centers in the United States and globally.
To our knowledge, CB-011 is the first allogeneic CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2 microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). On November 3, 2025, we announced results from the dose escalation portion of our ongoing CaMMouflage phase 1 trial evaluating CB-011 in r/r MM patients. Forty-eight fourth-line or later (“4L+”) patients were enrolled in the dose escalation portion of the trial; enrollment in dose escalation is completed. Patients had been treated with three or more prior lines of therapy including a proteasome inhibitor, an immunomodulatory drug, and an anti-CD38 antibody. Prior treatment with an autologous CAR-T cell therapy was not permitted and no BCMA-targeted therapy was permitted within the prior three months. We evaluated two different LD regimens and multiple CAR-T cell dose levels. Thirty-five patients were treated with an LD regimen of 500 mg/m2 cyclophosphamide and 30 mg/m2 fludarabine daily for three days (“the selected LD regimen”). A single dose of CB-011 preceded by the selected LD regimen resulted in responses at all dose levels evaluated (150x106 viable CAR-T cells, N=6; 300x106 viable CAR-T cells, N=13; 450x106 viable CAR-T cells, N=13; and 800x106 viable CAR-T cells, N=3).
CB-011 had a manageable safety profile across all dose levels and LD regimens (N=48), with no cases of GvHD, immune effector cell-associated enterocolitis (“IEC-EC”), parkinsonism, or cranial nerve palsies as of the September 24, 2025 data cutoff date. TEAEs in 25% or greater of all patients treated with CB-011 following the selected LD regimen (N=35) were as follows: neutropenia (80%), anemia (60%), thrombocytopenia (49%), infections (49%), dizziness (31%), CRS (31%), fatigue (31%), leukopenia (29%), decreased appetite (29%), constipation (26%), and pyrexia (26%). Notable adverse events in the recommend dose for expansion (“RDE”) cohort as of the data cutoff date included one CB-011-related grade 5 immune effector cell-associated hematotoxicity (“ICAHT”) on day 90, one grade 5 pneumonia not related to CB-011 on day 50, and one grade 4 CB-011-related Guillain-Barré Syndrome on day 129, which is resolving. In the cohort evaluating the 300x106 viable CAR-T cell dose level following the selected LD regimen, there was one grade 5 respiratory syncytial virus not related to CB-011 on day 73. Prophylactic measures for cytopenias and infections and early intervention for certain immune effector cell disorders have been successfully implemented in our clinical protocol.
We also announced on November 3, 2025, that we have selected the 450x106 viable CAR-T cell dose with the selected LD regimen as our RDE. As of the September 24, 2025, data cutoff date, the 12-patient, BCMA-naïve cohort treated with the selected LD regimen and a single dose of 450x106 viable CAR-T cells had the following outcomes: an ORR of 92%, a CR/stringent CR (“sCR”) rate of 75%, and 91% of evaluable patients achieved minimal residual disease (“MRD”) negativity (≤10-5). Seven of the 12 patients remained on study as of the data cutoff date in very good partial response (“VGPR”) or better six months or longer following receipt of a single dose of CB-011. The median follow up for these 12 patients was 8.3 months. We initiated the dose expansion portion of the CaMMouflage phase 1 clinical trial in late 2025, which includes enrollment of BCMA-naive and BCMA-exposed patient cohorts.
Since our founding in 2011, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, expanding our genome-editing platform technologies, developing our CAR-T cell therapy product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture, testing, and clinical trial evaluations of our CAR-T cell therapy product candidates. We do not have any products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses since commencement of our operations.
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock.
Our net losses for the three months ended March 31, 2026, and March 31, 2025, were $25.1 million and $40.0 million, respectively. We had an accumulated deficit of $621.6 million as of March 31, 2026. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and development of our product candidates. We anticipate that our expenses will increase substantially as we:
•progress our clinical trials for our vispa-cel and CB-011 CAR-T cell therapy product candidates, particularly as we advance vispa-cel in our planned pivotal phase 3 clinical trial;
•hire additional personnel, as needed;
•acquire or in-license intellectual property, new technologies, and/or additional product candidates;
•expand, maintain, enforce, and defend our intellectual property portfolio;
•seek regulatory and marketing approvals for our vispa-cel and CB-011 CAR-T cell therapy product candidates if our clinical trials are successful;
•expand manufacturing capabilities and supply chain capacity for our vispa-cel and CB-011 CAR-T cell therapy product candidates;
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

We do not own or operate any manufacturing facilities. We use multiple contract manufacturing organizations (“CMOs”) to individually manufacture, under current good manufacturing processes, our chRDNA guides, Cas9 and Cas12a proteins, plasmids, and adeno-associated virus serotype 6 (“AAV6”) vectors used in the manufacture of our CAR-T cell therapy product candidates as well as the CAR-T cell therapy product candidates themselves. We expect to continue to rely on our CMOs for manufacturing our clinical trial materials, and most of these CMOs have capabilities for commercial manufacturing. Additionally, we may decide to build our own manufacturing facility in the future to provide greater flexibility and control over our clinical or commercial manufacturing needs.
Components of Results of Operations
Licensing and Other Third-party Revenue
We have not generated any revenue from product sales to date and do not expect to generate any revenue from the sale of products in the foreseeable future. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our CAR-T cell therapy product candidates if we succeed in obtaining regulatory approval for such product candidates.
To date, all of our revenue has been earned from licensing, collaboration, and other third-party agreements, including agreements with related parties. Under these agreements, we may license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and other revenue. Revenue under such agreements was $2.4 million for each of the three-month periods ended March 31, 2026, and March 31, 2025. See Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
For the foreseeable future, we expect substantially all our revenue will be generated from licensing and other third-party agreements. See Note 2 to the consolidated financial statements included in our Form 10-K for additional information about our revenue recognition policy related to our licensing and other third-party agreements.
Operating Expenses
Research and Development Expenses
Our research and development expenses consist of internal and external expenses incurred in connection with the development of our CAR-T cell therapy product candidates and our genome-editing platform technologies, and our in-licensing, assignment, and other third-party agreements.
External costs include:
•costs associated with acquiring technology and intellectual property licenses that have no alternative future uses, sublicensing revenues, and milestones;
•costs incurred in connection with the clinical development and manufacturing of our CAR-T cell therapy product candidates, including under agreements with CMOs, suppliers, contract research organizations (“CROs”), and clinical sites; and
•other research and development costs, including lab supplies, and consulting services.
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
Clinical development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to implement our business strategy; advance our CAR-T cell therapy product candidates through clinical trials; conduct translational research to support our product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; and hire additional personnel to support our clinical development efforts.
The successful development of our CAR-T cell therapy product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:
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
•successful enrollment in, and completion of, our clinical trials of our CAR-T cell therapy product candidates;
•data from our clinical trials that support an acceptable risk-benefit profile of our vispa-cel and CB-011 CAR-T cell therapy product candidates for the intended patient populations and that demonstrate safety and efficacy;
•entry into new collaborations to further the development of our CAR-T cell therapy product candidates;
•successful development of our internal process development and transfer to CMOs;
•establishment and maintenance of agreements with CMOs and suppliers for clinical and commercial supplies and scaling up manufacturing processes and capabilities to support our clinical trials;
•receipt of timely responses and marketing approvals from applicable regulatory authorities;
•grant of nonpatent regulatory exclusivity for our CAR-T cell therapy product candidates;
•establishment of sales, marketing, and distribution capabilities necessary for commercialization of our CAR-T cell therapy product candidates, if approved by the applicable regulatory authorities, whether by us or in collaboration with third parties;
•maintenance of a continued acceptable safety profile of our products post-approval;
•acceptance of our CAR-T cell therapy product candidates, if approved by the applicable regulatory authorities, by patients, the medical community, and third-party payors;

•ability of our products to compete with other therapies and treatment options;
•establishment and maintenance of healthcare coverage and adequate reimbursement; and
•expanded indications and patient populations for our products.
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$622	$1,092
Services provided by CROs, CMOs, and third parties that conduct nonclinical studies and clinical trials on our behalf	7,922	15,643
Other research and development expenses	2,146	5,124
Total external costs	10,690	21,859
Internal costs:
Personnel-related expenses	7,507	10,313
Facilities and other allocated expenses	2,414	3,359
Total internal costs	9,921	13,672
Total research and development expenses	$20,611	$35,531
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
We expect that our general and administrative expenses will increase in the future if our clinical trials are successful and if we prepare for potential commercialization of our CAR-T cell therapy product candidates.
Other Income
Other income consists primarily of interest income earned on cash and marketable securities.

Results of Operations
Comparison of the Three Months Ended March 31, 2026, and March 31, 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Licensing and other third-party revenue	$2,397	$2,353	$44
Operating expenses:
Research and development	20,611	35,531	(14,920)
General and administrative	8,066	9,735	(1,669)
Total operating expenses	28,677	45,266	(16,589)
Loss from operations	(26,280)	(42,913)	16,633
Other income
Other income, net	1,195	2,922	(1,727)
Total other income	1,195	2,922	(1,727)
Net loss	$(25,085)	$(39,991)	$14,906
Licensing and Other Third-party Revenue
Licensing and other third-party revenue increased by less than $0.1 million to $2.4 million for the three months ended March 31, 2026, from $2.4 million for the three months ended March 31, 2025.
Research and Development Expenses
Research and development expenses decreased by $14.9 million to $20.6 million for the three months ended March 31, 2026, from $35.5 million for the three months ended March 31, 2025. This decrease was primarily related to decreases of (i) $7.7 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by decreases of (a) $4.5 million in CRO activities for our clinical trials and (b) $3.2 million due to timing of CMO activities, (ii) $3.0 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization, (iii) $2.8 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization, (iv) $0.9 million in other facilities and allocated expenses, and (v) $0.5 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses decreased by $1.7 million to $8.1 million for the three months ended March 31, 2026, from $9.7 million for the three months ended March 31, 2025. This decrease was primarily related to a decrease of $1.2 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization and a decrease of $0.5 million in legal and other service-related expenses.
Total Other Income
Total other income decreased by $1.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease was primarily related to a $1.4 million decrease in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception through March 31, 2026, we have raised an aggregate net proceeds of $852.8 million to fund our operations through our initial public offering (“IPO”); sales of convertible preferred stock; a follow-on public offering; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; private placements; at-the-market equity offerings; and government grants.

As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $118.6 million.
Shelf Registration Statement
See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
At-the-Market Equity Offering Program
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
We will continue to be dependent on equity financing, debt financing, licensing arrangements, and/or other forms of capital raises, including structured or other non-dilutive financings, to fund operating expenses, including to fully fund our planned vispa-cel pivotal phase 3 trial, at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our license agreements as described in Notes 4 and 8 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs, and results of clinical trials for our vispa-cel and CB-011 CAR-T cell therapy product candidates;
•the clinical development plans we establish for these product candidates;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•the potential impact of reductions in government spending and personnel;
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
•the cost of establishing sales, marketing, and distribution capabilities for any CAR-T cell therapy product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products;
•the amount of revenue, if any, received from commercial sales of our CAR-T cell therapy product candidates, should any of our product candidates receive marketing approval;

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
Furthermore, our operating plans may change, and we expect to need additional funds to meet operational needs and capital requirements for our clinical trials and development of our CAR-T cell therapy product candidates.
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our CAR-T cell therapy product candidates, we will need to continue to raise additional capital. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market equity offering program), debt financings, new collaborations, structured or other non-dilutive financings, licensing arrangements, and/or other sources. We cannot provide any assurance that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through new collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. Disruptions and volatility in the global and domestic capital markets resulting from heightened inflation, tariffs, capital market volatility, interest rate and currency rate fluctuations, artificial intelligence (“AI”), political and geopolitical tensions, government agency changes, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia, conflicts in the Middle East, including the recent hostilities involving Iran, tension between China and Taiwan, geopolitical tensions in Europe, South America, and elsewhere) may increase the cost of capital and limit our ability to access capital. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our CAR-T cell therapy product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Cash Flows
Comparison of the Three Months Ended March 31, 2026, and March 31, 2025
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Cash used in operating activities	$(26,984)	$(36,725)	$9,741
Cash provided by investing activities	23,985	49,381	(25,396)
Cash provided by financing activities	2,696	468	2,228
Net (decrease) increase in cash, and cash equivalents, and restricted cash	$(303)	$13,124	$(13,427)
Cash Used in Operating Activities
Net cash used in operating activities was $27.0 million for the three months ended March 31, 2026, compared to $36.7 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in net loss for the three months ended March 31, 2026; partially offset by a decrease in net changes in our operating assets and liabilities primarily related to a decrease in net changes in accounts payable.

Cash Provided by Investing Activities
Net cash provided by investing activities was $24.0 million for the three months ended March 31, 2026, compared to $49.4 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in proceeds from maturities of marketable securities and higher cash utilized for purchases of marketable securities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025. The increase was primarily driven by proceeds from the issuance of common stock under the ATM Sales Agreement, net of offering expenses, during the three months ended March 31, 2026. We did not sell any common stock pursuant to the ATM Sales Agreement during the three months ended March 31, 2025.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are disclosed in our audited consolidated financial statements for the year ended December 31, 2025, and the related notes included in our Form 10-K. Since the date of such financial statements, there have been no material changes to our significant accounting policies. There have been no material changes to our critical accounting estimates as compared to those disclosed in our Form 10-K.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based on the evaluation described above, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities during the Three Months Ended March 31, 2026
There were no unregistered sales of equity securities during the three months ended March 31, 2026.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On February 25, 2026, Tim Kelly, M.B.A., our chief technology officer, entered into a “Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408) that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) and is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act. This sell-to-cover arrangement applies to restricted stock units or performance-based stock units (collectively, “RSUs”), whether vesting is based on the passage of time and/or the achievement of performance goals, that were previously granted or that could in the future be granted by us from time to time (this type of arrangement, with the attributes described in this paragraph, is referred to as an “RSU Sell-to-Cover Instruction”). An RSU Sell-to-Cover Instruction provides for the automatic sale of shares of common stock that would otherwise be issuable on each settlement date of a covered RSU in an amount necessary to satisfy the applicable tax withholding obligations, with the proceeds of the sale delivered to us in satisfaction of the applicable tax withholding obligations. The number of shares of common stock that will be sold under an RSU Sell-to-Cover Instruction is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement, and the potential future grant of RSUs subject to a RSU Sell-to-Cover Instruction. An RSU Sell-to-Cover Instruction will remain in place indefinitely unless revoked in writing (including as to any particular sell-to-cover sale, as to which the officer may elect to pay the applicable withholding taxes in cash) in accordance with its terms.
Except as described above, no other Section 16 officer or director adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408) during the quarter ended March 31, 2026.

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

Caribou Biosciences, Inc.

Date: May 7, 2026	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Sriram Ryali
Sriram Ryali, M.B.A.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)