Form 10-Q
period 2026-06-30
Caribou Biosciences, Inc.
filed 2026-08-13
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had 107,207,513 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,194	$12,360
Marketable securities, short-term	86,120	126,980
Accounts receivable	203	69
Contract assets	603	1,006
Other receivables	1,135	1,904
Prepaid expenses and other current assets	2,340	2,913
Total current assets	116,595	145,232
NON-CURRENT ASSETS
Marketable securities, long-term	1,504	3,505
Property and equipment, net	5,499	6,760
Operating lease, right of use assets	17,035	17,670
Other assets	2,141	2,200
TOTAL ASSETS	$142,774	$175,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,080	$5,783
Accrued expenses and other current liabilities	13,145	16,535
Operating lease liabilities, current	1,377	1,201
Deferred revenue	372	1,895
Total current liabilities	17,974	25,414
LONG-TERM LIABILITIES
Deferred revenue, net of current portion	1,420	1,752
Operating lease liabilities, non-current	25,278	26,026
Total liabilities	44,672	53,192
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized as of June 30, 2026, and December 31, 2025; 105,995,653 and 95,143,690 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	11	9
Additional paid-in-capital	744,044	718,578
Accumulated other comprehensive (loss) income	(71)	103
Accumulated deficit	(645,882)	(596,515)
Total stockholders’ equity	98,102	122,175
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,774	$175,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Licensing and other third-party revenue (including zero from a related party for each of the three- and six-month periods ended June 30, 2026, and $622 and $1,243 from a related party for the three and six months ended June 30, 2025, respectively)	$1,499	$2,667	$3,896	$5,020
Operating expenses:
Research and development	18,942	27,692	39,553	63,223
General and administrative	7,896	10,403	15,962	20,138
Impairment charges	—	12,150	—	12,150
Total operating expenses	26,838	50,245	55,515	95,511
Loss from operations	(25,339)	(47,578)	(51,619)	(90,491)
Other income (expense)
Impairment of equity investment	—	(9,158)	—	(9,158)
Other income, net	1,057	2,638	2,252	5,560
Total other income (expense)	1,057	(6,520)	2,252	(3,598)
Net loss	(24,282)	(54,098)	(49,367)	(94,089)
Other comprehensive loss
Net unrealized loss on available-for-sale marketable securities, net of tax	(48)	(127)	(174)	(215)
Net comprehensive loss	$(24,330)	$(54,225)	$(49,541)	$(94,304)
Net loss per share, basic and diluted	$(0.24)	$(0.58)	$(0.50)	$(1.01)
Weighted-average common shares outstanding, basic and diluted	100,985,698	93,028,698	98,437,862	92,855,060
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	95,143,690	$9	$718,578	$103	$(596,515)	$122,175
Issuances of common stock under ESPP	348,411	—	468	—	—	468
Issuances of common stock on exercise of options	6,200	—	9	—	—	9
Issuances of common stock in connection with ATM offering, net of offering expenses	1,078,768	1	2,219	—	—	2,220
Issuances of common stock upon vesting of RSUs	374,165	—	—	—	—	—
Stock-based compensation expense	—	—	2,357	—	—	2,357
Net loss	—	—	—	—	(25,085)	(25,085)
Other comprehensive loss	—	—	—	(126)	—	(126)
BALANCE—March 31, 2026	96,951,234	$10	$723,631	$(23)	$(621,600)	$102,018
Issuances of common stock on exercise of options	9,256	—	12	—	—	12
Issuances of common stock in connection with ATM offering, net of offering expenses	9,006,276	1	17,924	—	—	17,925
Issuances of common stock upon vesting of RSUs	28,887	—	—	—	—	—
Stock-based compensation expense	—	—	2,477	—	—	2,477
Net loss	—	—	—	—	(24,282)	(24,282)
Other comprehensive loss	—	—	—	(48)	—	(48)
BALANCE—June 30, 2026	105,995,653	$11	$744,044	$(71)	$(645,882)	$98,102

BALANCE—December 31, 2024	92,378,577	$9	$701,077	$255	$(448,390)	$252,951
Issuances of common stock under ESPP	408,282	—	468	—	—	468
Issuances of common stock upon vesting of RSUs	217,743	—	—	—	—	—
Stock-based compensation expense	—	—	3,882	—	—	3,882
Net loss	—	—	—	—	(39,991)	(39,991)
Other comprehensive loss	—	—	—	(88)	—	(88)
BALANCE—March 31, 2025	93,004,602	$9	$705,427	$167	$(488,381)	$217,222
Issuances of common stock on exercise of options	15,000	—	6	—	—	6
Issuances of common stock upon vesting of RSUs	103,637	—	—	—	—	—
Stock-based compensation expense	—	—	3,129	—	—	3,129
Net loss	—	—	—	—	(54,098)	(54,098)
Other comprehensive loss	—	—	—	(127)	—	(127)
BALANCE—June 30, 2025	93,123,239	$9	$708,562	$40	$(542,479)	$166,132
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,367)	$(94,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,274	2,332
Gain on disposal of fixed assets	—	(25)
Non-cash consideration for licensing and other third-party revenue	—	(9)
Change in fair value of equity securities	—	(4)
Stock-based compensation expense	4,834	7,011
Change in fair value of success payments liability	—	(785)
Accretion of discounts on investments in marketable securities, net	(313)	(745)
Impairment charges	—	12,150
Impairment of equity investment	—	9,158
Non-cash lease expense	636	965
Changes in operating assets and liabilities:
Accounts receivable	(134)	194
Contract assets	403	405
Other receivables	769	(129)
Prepaid expenses and other current assets	574	811
Other assets	13	1,896
Accounts payable	(2,643)	774
Accrued expenses and other current liabilities	(3,390)	(2,413)
Deferred revenue, current and long-term	(1,855)	(1,845)
Operating lease liabilities	(572)	(635)
Net cash used in operating activities	(49,771)	(64,983)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	85,587	122,628
Purchases of marketable securities	(42,587)	(47,751)
Purchases of property and equipment	(73)	(1,460)
Net cash provided by investing activities	42,927	73,417
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	21	6
Proceeds from issuances of common stock under ESPP	468	468
Proceeds from issuances of common stock related to ATM, net of offering expenses	20,143	—
Net cash provided by financing activities	20,632	474
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,788	8,908
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	12,406	16,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$26,194	$25,247
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$26,194	$25,201
Restricted cash	—	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$26,194	$25,247

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$67
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
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $645.9 million as of June 30, 2026. During the six months ended June 30, 2026, we incurred a net loss of $49.4 million and used $49.8 million of cash in operating activities. We expect to continue to incur substantial losses, and our ability to achieve and sustain profitability will depend on the successful development, regulatory approval, and commercialization of our CAR-T cell therapy product candidates and on our ability to generate sufficient revenue to support our cost structure. We may never achieve profitability and, unless and until we do, we will need to continue to raise additional capital. Our management expects that existing cash, cash equivalents, and marketable securities of $113.8 million as of June 30, 2026, will be sufficient to fund our current operating plan for at least the next 12 months from the date this Quarterly Report on Form 10-Q (“Form 10-Q”) is filed with the Securities and Exchange Commission (“SEC”).
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities; the disclosure of contingent assets and liabilities at the date of our unaudited condensed consolidated financial statements; and the reported amounts of revenue, income, and expenses for the applicable reporting period. Significant estimates and assumptions made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, impairment of long-lived assets, impairment of equity investment, stock-based compensation expense, and accrued research and development expenses. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Concentrations of Credit Risk and Other Uncertainties
Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and investments in marketable securities. Substantially all our cash and cash equivalents are deposited in accounts at four financial institutions, and our account balances exceed federally insured limits. We mitigate the risks by investing only in high-grade instruments, limiting our exposure to any single issuer, and monitoring the ongoing creditworthiness of these financial institutions and issuers.
Third parties that represent 10% or more of our revenue were as follows:

	Revenue		Revenue
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Party A	41.5%	23.3%	31.9%	24.8%
Party B	31.5%	21.8%	24.7%	19.4%
Party C	15.2%	*	*	*
Party D	*	37.5%	*	19.9%
Party E	*	*	15.8%	12.3%
Party F	*	*	*	*
Party G	*	*	*	*
Party H	*	*	*	*
Total	88.2%	82.6%	72.4%	76.4%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of June 30, 2026, or December 31, 2025.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity’s expenses to help investors (i) better understand the entity’s performance; (ii) better assess the entity’s prospects for future cash flows; and (iii) compare an entity’s performance over time and with that of other entities. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2024-03.
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
3. Fair Value Measurements and Fair Value of Financial Instruments
We classify fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices (unadjusted) in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the six months ended June 30, 2026, and June 30, 2025.
Recurring Measurements
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$47,738	$47,738	$—	$—
U.S. government agency bonds	25,680	—	25,680	—
Commercial paper ($11,964 included in cash and cash equivalents)	20,563		20,563	—
Money market fund investments (included in cash and cash equivalents)	14,230	14,230		—
Corporate debt securities	5,607	—	5,607	—
Total fair value of assets	$113,818	$61,968	$51,850	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$86,964	$86,964	$—	$—
U.S. government agency bonds	28,717	—	28,717	—
Money market fund investments (included in cash and cash equivalents)	11,361	11,361	—	—
Corporate debt securities	8,663	—	8,663	—
Commercial paper ($999 included in cash and cash equivalents)	7,140	—	7,140	—
Total fair value of assets	$142,845	$98,325	$44,520	$—

The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of June 30, 2026, and December 31, 2025, are presented in the following tables (in thousands):

	As of June 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$47,766	$4	$(32)	$47,738
U.S. government agency bonds	25,711	—	(31)	25,680
Commercial paper ($11,964 included in cash and cash equivalents)	20,566	—	(3)	20,563
Money market fund investments (included in cash and cash equivalents)	14,230	—	—	14,230
Corporate debt securities	5,615	—	(8)	5,607
Total cash equivalents and marketable securities	$113,888	$4	$(74)	$113,818

Classified as:
Cash and cash equivalents				$26,194
Marketable securities, short-term				86,120
Marketable securities, long-term				1,504
Total cash equivalents and marketable securities				$113,818

	As of December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$86,872	$92	$—	$86,964
U.S. government agency bonds	28,707	12	(2)	28,717
Money market fund investments (included in cash and cash equivalents)	11,361	—	—	11,361
Corporate debt securities	8,663	2	(2)	8,663
Commercial paper ($999 included in cash and cash equivalents)	7,139	1	—	7,140
Total cash equivalents and marketable securities	$142,742	$107	$(4)	$142,845

Classified as:
Cash and cash equivalents				$12,360
Marketable securities, short-term				126,980
Marketable securities, long-term				3,505
Total cash equivalents and marketable securities				$142,845
We reviewed each of our marketable securities as of June 30, 2026, and December 31, 2025, and concluded that any decline in fair value was not related to credit losses and was recoverable. Accordingly, no allowance for credit losses was recorded and the unrealized losses are reported as a component of accumulated other comprehensive (loss) income.

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
As part of the preparation of our financial statements for the second quarter of 2025, we assessed potential indicators of impairment of our Edge Stock. As part of our assessment, we considered Edge’s planned operating cash flow requirements, available capital to fund those requirements, and ability to secure additional capital if needed as indicators of impairment. During the second quarter of 2025, we determined that impairment indicators existed, and the fair value of our Edge Stock was zero; as a result, as of June 30, 2025, our Edge Stock was fully impaired and no balance remained. We recorded an impairment expense of $9.2 million as “impairment of equity investment” in our unaudited condensed consolidated statements of operations and comprehensive loss for each of the three- and six-month periods ended June 30, 2025.
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
As of June 30, 2026, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $48.9 million.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and other third parties. The following table is a summary of revenue by geographic location for the three and six months ended June 30, 2026, and June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,492	$1,662	$3,750	$3,886
Rest of world	7	1,005	146	1,134
Total	$1,499	$2,667	$3,896	$5,020
For the three months ended June 30, 2026, we recognized $0.9 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.

For the three months ended June 30, 2025, we recognized $2.1 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
For the six months ended June 30, 2026, we recognized $2.7 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.2 million of revenue related to performance obligations satisfied over time.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees and other third parties that precede our satisfaction of the associated performance obligations. As of June 30, 2026, and December 31, 2025, our deferred revenue balance primarily relates to upfront payments received under licensing and other third-party revenue agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities for the six months ended June 30, 2026 (in thousands):

	Balance as of December 31, 2025	Additions	Deductions	Balance as of June 30, 2026
Accounts receivable	$69	$2,435	$(2,301)	$203

Contract assets:
Unbilled accounts receivable	$1,006	$1,294	$(1,697)	$603

Contract liabilities:
Deferred revenue, current and long-term	$3,647	$675	$(2,530)	$1,792
For the six months ended June 30, 2026, and June 30, 2025, we recognized $1.9 million and $1.8 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of June 30, 2026, and December 31, 2025, was approximately $1.8 million and $3.6 million, respectively. We expect to recognize approximately $0.4 million of remaining performance obligations as revenue in the next 12 months from June 30, 2026, and to recognize the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$15,649	$15,636
Leasehold improvements	3,057	3,057
Computer equipment	897	897
Furniture and equipment	697	697
Total property and equipment, gross	20,300	20,287
Less: accumulated depreciation and amortization	(14,801)	(13,527)
Property and equipment, net	$5,499	$6,760
Depreciation and amortization expenses related to property and equipment were $0.7 million and $1.1 million for the three months ended June 30, 2026, and June 30, 2025, respectively. Depreciation and amortization expenses related to property and equipment were $1.3 million and $2.3 million for the six months ended June 30, 2026, and June 30, 2025, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development expenses	$6,068	$6,109
Accrued employee compensation and related expenses	5,378	7,745
Other	1,699	2,681
Total	$13,145	$16,535
7. Related Party Transactions
Since December 31, 2025, there have been no related party transactions. See Note 7 to the consolidated financial statements included in our Form 10-K for additional information about our related parties.
Pfizer Investment
For the three and six months ended June 30, 2025, we recognized $0.6 million and $1.2 million of revenue, respectively, from our Information Rights Agreement with Pfizer, dated June 29, 2023, which agreement expired on June 29, 2026, pursuant to which we had originally allocated $7.5 million as a contract with a customer under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Pfizer ceased to be a related party as of December 31, 2025.
Edge Animal Health
As of June 30, 2025, our investment in Edge was deemed fully impaired and no balance remained. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

8. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, contract research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of June 30, 2026, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of June 30, 2026, and December 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.

9. Common Stock
Shares of our common stock reserved for future issuances consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Stock options, issued and outstanding	15,794,333	12,511,072
Shares available for future issuances under the 2021 Equity Incentive Plan	9,524,119	9,192,963
Shares available for future issuances under the Employee Stock Purchase Plan	3,029,080	2,426,055
Unvested restricted stock units	2,897,493	2,173,234
Total shares of common stock reserved for future issuances	31,245,025	26,303,324

Shelf Registration Statement
On May 8, 2025, we filed a shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”), which was declared effective by the SEC on May 14, 2025. Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). As of June 30, 2026, we had $275.2 million available for sale under the 2025 Shelf Registration Statement.
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
During the three months ended June 30, 2026, we sold 9,006,276 shares of our common stock at an average price of $2.03 per share, in accordance with the ATM Sales Agreement and the 2025 Shelf Registration Statement, for aggregate gross proceeds of $18.3 million ($17.9 million net of offering expenses).
During the six months ended June 30, 2026, we sold 10,085,044 shares of our common stock at an average price of $2.04 per share, in accordance with the ATM Sales Agreement and the 2025 Shelf Registration Statement, for aggregate gross proceeds of $20.5 million ($20.1 million net of offering expenses).
We did not sell any shares of our common stock under the ATM Sales Agreement during each of the three- and six-month periods ended June 30, 2025.
As of June 30, 2026, $75.2 million of shares of our common stock remained available for sale under the ATM Sales Agreement.
10. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our board of directors adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of June 30, 2026, we had 9,524,119 shares available for future issuances under the 2021 Plan.

Stock Options
The following table summarizes stock option activity, including performance-based stock options (“PBSOs”), under our equity incentive plans during the six months ended June 30, 2026:

	Stock Options and PBSOs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding as of December 31, 2025	12,511,072	$5.49	7.6	$466
Options granted	3,472,927	1.80
Options exercised	(15,456)	1.34
Options cancelled or forfeited	(174,210)	3.49
Outstanding as of June 30, 2026	15,794,333	$4.70	7.6	$913
Exercisable as of June 30, 2026	8,359,997	$6.66	6.5	$375
Vested and expected to vest as of June 30, 2026	15,794,333	$4.70	7.6	$913
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock as of the end of each reporting period referenced above.
Grant Date Fair Value of Stock Options
During the three months ended June 30, 2026, we did not grant any stock options. During the three months ended June 30, 2025, we granted 29,400 stock options under the 2021 Plan to employees with a weighted average grant date fair value of $0.83.
During the six months ended June 30, 2026, and June 30, 2025, we granted 3,472,927 and 3,365,288 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.36 and $1.07, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Volatility	—	88.4%	89.9% to 90.6%	86.1% to 89.7%
Expected term (in years)	—	6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	—	4.2%	3.7% to 3.8%	4.2% to 4.6%
Expected dividend yield	—	0.0%	0.0%	0.0%
As of June 30, 2026, there was $11.5 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.6 years.
Grant Date Fair Value of PBSOs
On July 21, 2025, we granted a total of 1,092,165 PBSOs under the 2021 Plan to our officers with a weighted average grant date fair value of $1.00. We estimated the fair value of each PBSO on the grant date using the Black-Scholes option-pricing model based on a volatility of 88.7%, expected term of 1.9 years, risk-free interest rate of 3.9%, and expected dividend yield of 0.0%. Vesting of the PBSOs is conditioned on achievement of certain clinical development milestones during a two-year performance period ending June 30, 2027, and contingent on each executive officer’s continued employment on the vesting dates. As of June 30, 2026, there were 1,092,165 PBSOs outstanding with a weighted average grant date fair value of $1.00. As of June 30, 2026, we have concluded that it is not yet deemed probable, as required by ASC Topic 718 Compensation - Stock Compensation, that the clinical milestones will be achieved, and as such, no stock-based compensation expense has been recorded for PBSOs. As of June 30, 2026, there was $1.1 million of unrecognized stock-based compensation expense related to PBSOs, which will be recognized if the awards are deemed to be probable of vesting.

Restricted Stock Units (“RSUs”)
During the six months ended June 30, 2026, we granted 1,220,599 RSUs under the 2021 Plan to employees. A summary of the status of and change in unvested RSUs as of June 30, 2026, was as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value per RSU
Unvested, December 31, 2025	2,173,234	$2.74
Granted	1,220,599	1.80
Vested	(403,052)	3.42
Forfeited	(93,288)	1.78
Unvested, June 30, 2026	2,897,493	$2.28
As of June 30, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs was $5.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our board of directors adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 1,454,552 shares of common stock under the ESPP as of June 30, 2026. We recorded $0.3 million in accrued liabilities related to contributions withheld as of June 30, 2026.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,142	$1,298	$2,267	$3,041
General and administrative	1,335	1,831	2,567	3,970
Total	$2,477	$3,129	$4,834	$7,011
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$1,779	$2,645	$3,445	$5,820
RSUs	604	383	1,178	968
ESPP	94	101	211	223
Total	$2,477	$3,129	$4,834	$7,011

11. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(24,282)	$(54,098)	$(49,367)	$(94,089)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	100,985,698	93,028,698	98,437,862	92,855,060
Net loss per share, basic and diluted	$(0.24)	$(0.58)	$(0.50)	$(1.01)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30, 2026	As of June 30, 2025
Stock options outstanding	15,794,333	12,909,834
RSUs issued and outstanding	2,897,493	1,684,339
ESPP shares pending purchase	324,132	509,727
	19,015,958	15,103,900
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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Licensing and other third-party revenue	$1,499	$2,667	$3,896	$5,020
Less:
Research and development:
External costs	9,566	15,113	20,256	36,972
Internal costs(1)	7,641	10,246	15,820	21,123
Total research and development	17,207	25,359	36,076	58,095
General and administrative(2)	6,530	8,463	13,332	15,947
Other segment items(3)(4)	3,101	25,581	6,107	30,627
Other income, net	(1,057)	(2,638)	(2,252)	(5,560)
Segment and consolidated net loss	$(24,282)	$(54,098)	$(49,367)	$(94,089)

(1)Research and development internal costs for the three months ended June 30, 2026, and June 30, 2025, exclude $1.1 million and $1.3 million of stock-based compensation expense, respectively, and $0.6 million and $1.0 million of depreciation and amortization expenses, respectively. Research and development internal costs for the six months ended June 30, 2026, and June 30, 2025, exclude $2.3 million and $3.0 million of stock-based compensation expense, respectively, and $1.2 million and $2.1 million of depreciation and amortization expenses, respectively.
(2)General and administrative expenses for the three months ended June 30, 2026, and June 30, 2025, excludes $1.3 million and $1.8 million of stock-based compensation expense, respectively, and less than $0.1 million and $0.1 million of depreciation and amortization expenses, respectively. General and administrative expenses for the six months ended June 30, 2026, and June 30, 2025, excludes $2.6 million and $4.0 million of stock-based compensation expense, respectively, and $0.1 million and $0.2 million of depreciation and amortization expenses, respectively.
(3)Other segment items for the three and six months ended June 30, 2026, include stock-based compensation and depreciation and amortization.
(4)Other segment items for the three and six months ended June 30, 2025, include impairment charges, impairment of equity investment, stock-based compensation, and depreciation and amortization.
13. Restructuring Charge
Severance and Wind Down Costs
On April 24, 2025, we announced the discontinuation of our preclinical research and two clinical programs. Additionally, we announced that we reduced our workforce by 47 employees, or approximately 32% of our workforce. As a result, we recorded cash severance costs, benefits, and transition support services expenses of $1.8 million for each of the three- and six-month periods ended June 30, 2025, which we recorded as research and development expenses or general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. For each of the three- and six-month periods ended June 30, 2025, we recorded wind down costs of $0.4 million, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to the discontinuation of our preclinical research and two clinical programs.
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

We have reduced the usage of our leased office and lab space, and we may sublease the unused space under one or both of our leases. The leasehold improvements, right of use assets, and lab equipment related to the leased office and lab spaces were assessed as a single asset group and determined to not be recoverable. Accordingly, for the second quarter of 2025, we concluded that this asset group is impaired. For asset groups where impairment was triggered, we used discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups. The significant assumptions used in the discounted cash flow models included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflected a market participant's assumptions in valuing the asset groups. As a result, we recognized impairment charges totaling $10.0 million for the second quarter of 2025, of which $7.4 million and $2.6 million, respectively, were related to the tenant improvements and right of use asset associated with the underlying leased properties.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2025, included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements, other than statements of historical facts, contained in this Form 10-Q are forward-looking statements, including statements regarding our business strategy, plans, and objectives; expectations regarding our clinical-stage CAR-T cell therapy product candidates, including our expectations about the development timelines for such product candidates; the expected timing of disclosure of clinical data; expectations regarding the safety, efficacy, and potential advantages of our CAR-T cell therapy product candidates; expectations about our future regulatory filings and interactions with regulatory authorities, including expectations about ANTLER-3, our planned pivotal phase 3 clinical trial for vispacabtagene regedleucel (“vispa-cel,” formerly CB-010); our results of operations and financial position; plans and objectives of management for future operations; and the like. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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

We are advancing two clinical-stage allogeneic CAR-T cell therapies for the treatment of patients with hematologic malignancies:
•Vispa-cel: an allogeneic anti-CD19 CAR-T cell therapy that has been evaluated in our multicenter, open-label ANTLER phase 1 clinical trial in patients with relapsed or refractory B cell non-Hodgkin lymphoma (“r/r B-NHL”)
•CB-011: an allogeneic anti-BCMA CAR-T cell therapy that is being evaluated in our multicenter, open-label CaMMouflage phase 1 clinical trial in patients with relapsed or refractory multiple myeloma (“r/r MM”)
Vispa-cel has received regenerative medicine advanced therapy (“RMAT”) designation for relapsed or refractory large B cell lymphoma (“r/r LBCL”), fast track designation for r/r B-NHL, and orphan drug designation for follicular lymphoma (“FL”) from the U.S. Food and Drug Administration (“FDA”). CB-011 has received RMAT, fast track, and orphan drug designations for r/r MM from the FDA.
To our knowledge, vispa-cel is the first clinical-stage allogeneic CAR-T cell therapy with a genome-edited knockout of the PDCD1 gene to prevent PD-1 expression on the CAR-T cell surface. On May 7, 2026, we announced that we reached alignment with the FDA on the design of ANTLER-3, our planned pivotal phase 3 clinical trial for vispa-cel. ANTLER-3 will be a randomized, controlled clinical trial expected to enroll approximately 250 CD19-naïve second-line (“2L”) large B cell lymphoma (“LBCL”) patients who are not eligible for transplant and not candidates or not eligible for autologous CAR-T cell therapy based on access challenges or medical criteria, including the urgent need for therapy. Patients in the investigational arm will receive a single dose of 80x106 viable CAR-T cells following a lymphodepletion (“LD”) regimen of cyclophosphamide at 60 mg/kg/day for two days and fludarabine at 25 mg/m²/day for five days. Patients in the comparator arm will be treated with an investigator’s choice of a standard-of-care regimen: rituximab (“R”), gemcitabine, and oxaliplatin (“R-GemOx”); polatuzumab vedotin (“Pola”) and R-GemOx (“Pola-RGO”); or tafasitamab and lenalidomide. Crossover to the vispa-cel arm will be permitted after progressive disease. The primary endpoint will be progression-free survival (“PFS”). Clinical trial sites will include both academic and sophisticated community centers in the United States and globally.
On June 11, 2026, we announced that 85 patients with r/r B-NHL were treated in the ANTLER phase 1 clinical trial. As of the March 6, 2026, data cutoff date, 27 2L LBCL patients received a single dose of vispa-cel manufactured from a donor younger than 30 years old with at least two matched human leukocyte antigen (“HLA”) alleles between patient and donor. This 27-patient subgroup best represents the treatment regimen and patient population for ANTLER-3. The results for this subgroup included an 82% overall response rate (“ORR”), a 67% complete response (“CR”) rate, and 17.1-month median PFS. Vispa-cel is generally well tolerated. In the 27-patient subgroup, there were no reports of graft-versus-host disease (“GvHD”) or grade 3 or higher immune effector cell-associated neurotoxicity syndrome (“ICANS”), and there was one (4%) grade 3 or higher cytokine release syndrome (“CRS”). Other adverse events of special interest included six (22%) grade 3 or higher infections, five (21%; 5/24) grade 3 or higher prolonged cytopenias, and one (4%) grade 3 or higher immune effector cell-associated hemophagocytic lymphohistiocytosis-like syndrome (“IEC-HS”). In the 27-patient subgroup, one vispa-cel-related death occurred due to IEC-HS and one possibly related death occurred due to progressive multifocal leukoencephalopathy.
To our knowledge, CB-011 is the first clinical-stage allogeneic CAR-T cell therapy incorporating an immune cloaking approach that includes both the removal of the endogenous beta-2-microglobulin (“B2M”) protein and insertion of a beta-2-microglobulin–human-leukocyte-antigen-E–peptide transgene (“B2M–HLA-E”). Forty-eight fourth-line or later (“4L+”) patients were enrolled in the dose escalation portion of our CaMMouflage phase 1 clinical trial, which evaluated two different LD regimens and multiple CAR-T cell dose levels. The eligibility criteria required that patients had been treated with three or more prior lines of therapy including a proteasome inhibitor, an immunomodulatory drug, and an anti-CD38 antibody. Patients who received treatment with a BCMA-targeted therapy, but not an autologous CAR-T cell therapy, more than three months prior to enrollment in dose escalation were permitted. The CB-011 recommended dose for expansion (“RDE”) is 450x106 viable CAR-T cells following an LD regimen of 500 mg/m2 cyclophosphamide and 30 mg/m2 fludarabine daily for three days. In the dose escalation portion of our CaMMouflage phase 1 clinical trial, 12 patients were treated with the RDE.
On June 11, 2026, we announced longer follow-up data from the dose escalation portion of our CaMMouflage clinical trial. As of the May 26, 2026, efficacy data cutoff date, the 12-patient, BCMA-naïve cohort treated with the RDE had the following outcomes: an ORR of 92%, a complete response or stringent complete response (“≥CR”) rate of 83%, and 91% of evaluable patients achieved minimal residual disease (“MRD”) negativity (≤10-5). Fifty percent of patients were in ≥CR at 15 months. The median follow-up for these 12 patients was 17.7 months. As of the April 20, 2026, safety data cutoff date, CB-011 showed a manageable safety profile across all patients with no cases of GvHD, immune effector cell-associated enterocolitis (“IEC-EC”), parkinsonism, or cranial nerve palsies (N=48). In all patients treated with the selected LD regimen (N=35), there was one CB-011-related death due to immune effector cell-associated hematotoxicity and three unrelated deaths due to pneumonia, respiratory syncytial virus, and respiratory acidosis, respectively. In the 12-patient BCMA-naïve RDE cohort, there were no reports of grade 3 or higher ICANS and one (8%) grade 3 or higher CRS. Other adverse events of special interest in the RDE cohort included three (25%) grade 3 or higher infections, one (8%) grade 3 or higher IEC-HS, and five (42%; 5/12) grade 3 or higher prolonged cytopenias. We initiated the dose expansion portion of the CaMMouflage phase 1 clinical trial in late 2025, which is ongoing and includes enrollment of BCMA-naive and BCMA-exposed patient cohorts.
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
Our net losses for the three months ended June 30, 2026, and June 30, 2025, were $24.3 million and $54.1 million, respectively. Our net losses for the six months ended June 30, 2026, and June 30, 2025, were $49.4 million and $94.1 million, respectively. We had an accumulated deficit of $645.9 million as of June 30, 2026. Our net losses and operating losses may fluctuate from quarter to quarter and year to year depending primarily on the timing of expenses associated with our clinical trials and development of our product candidates. We anticipate that our expenses will increase substantially as we:
•progress our clinical trials for our vispa-cel and CB-011 CAR-T cell therapy product candidates, particularly as we advance vispa-cel in ANTLER-3, our planned pivotal phase 3 clinical trial;
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
To date, all of our revenue has been earned from licensing, collaboration, and other third-party agreements, including agreements with related parties. Under these agreements, we may license rights to certain intellectual property controlled by us. The terms of these arrangements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and other revenue. Revenue under such agreements was $1.5 million and $2.7 million for the three months ended June 30, 2026, and June 30, 2025, respectively, and $3.9 million and $5.0 million for the six months ended June 30, 2026, and June 30, 2025, respectively. See Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
•entry into new collaboration or other agreements to further the development of our CAR-T cell therapy product candidates;
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
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$153	$459	$775	$1,551
Services provided by CROs, CMOs, and third parties that conduct nonclinical studies and clinical trials on our behalf	7,131	10,425	15,053	26,068
Other research and development expenses	2,282	4,229	4,428	9,353
Total external costs	9,566	15,113	20,256	36,972
Internal costs:
Personnel-related expenses	6,934	9,503	14,441	19,816
Facilities and other allocated expenses	2,442	3,076	4,856	6,435
Total internal costs	9,376	12,579	19,297	26,251
Total research and development expenses	$18,942	$27,692	$39,553	$63,223
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, intellectual property costs, consulting costs, and allocated overhead, including rent, equipment depreciation, and utilities. Personnel-related costs consist of salaries, benefits, and stock-based compensation expense for our general and administrative personnel. Intellectual property costs include expenses for filing, prosecuting, and maintaining patents and patent applications, including certain patents and patent applications that we license from third parties. We are entitled to receive reimbursement from third parties of a portion of the costs for filing, prosecuting, and maintaining certain patents and patent applications. We accrue for these reimbursements as the respective expenses are incurred and classify such reimbursements as a reduction in general and administrative expenses.
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
Other Income (Expense)
Other income (expense) consists primarily of impairment of an equity investment and interest income earned on cash and marketable securities.

Results of Operations
Comparison of the Three Months Ended June 30, 2026, and June 30, 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Licensing and other third-party revenue	$1,499	$2,667	$(1,168)
Operating expenses:
Research and development	18,942	27,692	(8,750)
General and administrative	7,896	10,403	(2,507)
Impairment charges	—	12,150	(12,150)
Total operating expenses	26,838	50,245	(23,407)
Loss from operations	(25,339)	(47,578)	22,239
Other income (expense)
Impairment of equity investment	—	(9,158)	9,158
Other income, net	1,057	2,638	(1,581)
Total other income (expense)	1,057	(6,520)	7,577
Net loss	$(24,282)	$(54,098)	$29,816
Licensing and Other Third-party Revenue
Licensing and other third-party revenue decreased by $1.2 million to $1.5 million for the three months ended June 30, 2026, from $2.7 million for the three months ended June 30, 2025. This decrease primarily relates to the recognition of a $1.0 million milestone payment under a license agreement for the three months ended June 30, 2025, with no comparable milestone revenue recognized for the three months ended June 30, 2026.
Research and Development Expenses
Research and development expenses decreased by $8.8 million to $18.9 million for the three months ended June 30, 2026, from $27.7 million for the three months ended June 30, 2025. This decrease was primarily related to decreases of (i) $3.3 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by decreases of (a) $2.4 million in CRO activities for our clinical trials and (b) $0.9 million due to CMO activities; (ii) $2.6 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization; (iii) $2.0 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization; (iv) $0.6 million in other facilities and allocated expenses; and (v) $0.3 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses decreased by $2.5 million to $7.9 million for the three months ended June 30, 2026, from $10.4 million for the three months ended June 30, 2025. This decrease was primarily related to decreases of (i) $0.9 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization; (ii) $0.8 million in legal and other service-related expenses; and (iii) $0.7 million in other facilities and allocated expenses.

Impairment Charges
Impairment charges were zero for the three months ended June 30, 2026, compared to $12.2 million for the three months ended June 30, 2025, in conjunction with the previously announced strategic pipeline prioritization. These charges include $7.4 million related to tenant improvements, $2.6 million for the right-of-use asset, and $2.2 million for lab equipment.
Total Other Income (Expense)
Total other income (expense) increased by $7.6 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.
Impairment of equity investment was zero for the three months ended June 30, 2026, compared to $9.2 million related to our equity investment in Edge for the three months ended June 30, 2025. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Other income, net decreased by $1.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily related to a $1.1 million decrease in interest income earned from marketable securities.
Comparison of the Six Months Ended June 30, 2026, and June 30, 2025
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Licensing and other third-party revenue	$3,896	$5,020	$(1,124)
Operating expenses:
Research and development	39,553	63,223	(23,670)
General and administrative	15,962	20,138	(4,176)
Impairment charges	—	12,150	(12,150)
Total operating expenses	55,515	95,511	(39,996)
Loss from operations	(51,619)	(90,491)	38,872
Other income (expense)
Impairment of equity investment	—	(9,158)	9,158
Other income, net	2,252	5,560	(3,308)
Total other income (expense)	2,252	(3,598)	5,850
Net loss	$(49,367)	$(94,089)	$44,722
Licensing and Other Third-party Revenue
Licensing and other third-party revenue decreased by $1.1 million to $3.9 million for the six months ended June 30, 2026, from $5.0 million for the six months ended June 30, 2025. This decrease primarily relates to the recognition of a $1.0 million milestone payment under a license agreement for the six months ended June 30, 2025, with no comparable milestone revenue recognized for the six months ended June 30, 2026.

Research and Development Expenses
Research and development expenses decreased by $23.7 million to $39.6 million for the six months ended June 30, 2026, from $63.2 million for the six months ended June 30, 2025. This decrease was primarily related to decreases of (i) $11.0 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by decreases of (a) $6.8 million in CRO activities for our clinical trials and (b) $4.2 million due to CMO activities; (ii) $5.4 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization; (iii) $4.9 million in other research and development expenses primarily related to the reduction in workforce and strategic pipeline prioritization; (iv) $1.6 million in other facilities and allocated expenses; and (v) $0.8 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses decreased by $4.2 million to $16.0 million for the six months ended June 30, 2026, from $20.1 million for the six months ended June 30, 2025. This decrease was primarily related to decreases of (i) $2.1 million in personnel-related expenses related to the reduction in workforce and strategic pipeline prioritization; (ii) $1.2 million in legal and other service-related expenses; and (iii) $0.8 million in other facilities and allocated expenses.
Impairment Charges
Impairment charges were zero for the six months ended June 30, 2026, compared to $12.2 million for the six months ended June 30, 2025, in conjunction with the previously announced strategic pipeline prioritization. These charges include $7.4 million related to tenant improvements, $2.6 million for the right-of-use asset, and $2.2 million for lab equipment.
Total Other Income (Expense)
Total other income (expense) increased by $5.9 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Impairment of equity investment was zero for the six months ended June 30, 2026, compared to $9.2 million for the six months ended June 30, 2025, related to our equity investment in Edge. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Other income, net decreased by $3.3 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily related to a $2.5 million decrease in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity
Since our inception through June 30, 2026, we have raised an aggregate net proceeds of $871.4 million to fund our operations through our initial public offering (“IPO”); sales of convertible preferred stock; a follow-on public offering; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; private placements; at-the-market equity offerings; and government grants.
As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $113.8 million.
Shelf Registration Statement
See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
At-the-Market Equity Offering Program
See Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Funding Requirements
We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months from the date this Form 10-Q is filed with the SEC. We have based these estimates on our current assumptions, which may require future adjustments based on our ongoing business decisions.
We will continue to be dependent on equity financing, debt financing, licensing arrangements, and/or other forms of capital raises, including structured or other non-dilutive financings, to fund operating expenses, including to fully fund ANTLER-3, our planned pivotal phase 3 trial for vispa-cel, at least until we are able to generate significant positive cash flows from our operations. We have no current ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, except for our lease commitments and payments under certain of our license agreements as described in Notes 4 and 8 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
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
•whether we enter into any collaboration or other agreements and the terms of any such agreements;
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
Because of the numerous risks and uncertainties associated with therapeutic product development, we may never achieve profitability and, unless and until we are able to develop and commercialize our CAR-T cell therapy product candidates, we will need to continue to raise additional capital. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through equity offerings (including our at-the-market equity offering program), debt financings, new collaborations, structured or other non-dilutive financings, licensing arrangements, and/or other sources. We cannot provide any assurance that we will be successful in obtaining an adequate level of financing to support our business plans as needed on acceptable terms, or at all. If we raise additional funds through new collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, or product candidates or grant licenses on terms that may not be favorable to us. Disruptions and volatility in the global and domestic capital markets resulting from heightened inflation, tariffs, capital market volatility, interest rate and currency rate fluctuations, artificial intelligence (“AI”), political and geopolitical tensions, government agency changes, any potential economic slowdown or recession, including trade wars or civil or political unrest (such as the ongoing war between Ukraine and Russia, conflicts in the Middle East, including the hostilities involving Iran, tension between China and Taiwan, geopolitical tensions in Europe, South America, and elsewhere) may increase the cost of capital and limit our ability to access capital. If we are unable to raise capital as and when needed or on attractive terms, we may have to significantly delay, reduce, or discontinue the development and commercialization of our CAR-T cell therapy product candidates or scale back or terminate our pursuit of new in-licenses and acquisitions.

Cash Flows
Comparison of the Six Months Ended June 30, 2026, and June 30, 2025
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Cash used in operating activities	$(49,771)	$(64,983)	$15,212
Cash provided by investing activities	42,927	73,417	(30,490)
Cash provided by financing activities	20,632	474	20,158
Net increase in cash, cash equivalents, and restricted cash	$13,788	$8,908	$4,880
Cash Used in Operating Activities
Net cash used in operating activities was $49.8 million for the six months ended June 30, 2026, compared to $65.0 million for the six months ended June 30, 2025. The decrease was due to decreases in research and development expenses and general and administrative expenses, excluding the effect of non-cash items; partially offset by a decrease in net changes in our operating assets and liabilities primarily related to a decrease in net changes in accounts payable.
Cash Provided by Investing Activities
Net cash provided by investing activities was $42.9 million for the six months ended June 30, 2026, compared to $73.4 million for the six months ended June 30, 2025. The decrease was primarily driven by a decrease in proceeds from maturities of marketable securities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $20.6 million for the six months ended June 30, 2026, compared to $0.5 million for the six months ended June 30, 2025. The increase was primarily driven by proceeds from the issuance of common stock under the ATM Sales Agreement, net of offering expenses, for the six months ended June 30, 2026. We did not sell any common stock pursuant to the ATM Sales Agreement during the six months ended June 30, 2025.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.
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
As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based on the evaluation described above, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities during the Three Months Ended June 30, 2026
There were no unregistered sales of equity securities during the three months ended June 30, 2026.
Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

Caribou Biosciences, Inc.

Date: August 13, 2026	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Sriram Ryali
Sriram Ryali, M.B.A.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)