Form 10-Q
period 2026-09-30
Caribou Biosciences, Inc.
filed 2026-11-05
CIK 1619856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 108,036,729 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,057	$12,360
Marketable securities, short-term	68,743	126,980
Accounts receivable	518	69
Contract assets	623	1,006
Other receivables	647	1,904
Prepaid expenses and other current assets	3,487	2,913
Total current assets	100,075	145,232
NON-CURRENT ASSETS
Marketable securities, long-term	—	3,505
Property and equipment, net	4,866	6,760
Operating lease, right of use assets	16,706	17,670
Other assets	1,379	2,200
TOTAL ASSETS	$123,026	$175,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,047	$5,783
Accrued expenses and other current liabilities	13,271	16,535
Operating lease liabilities, current	1,456	1,201
Deferred revenue	370	1,895
Total current liabilities	20,144	25,414
LONG-TERM LIABILITIES
Deferred revenue, net of current portion	1,367	1,752
Operating lease liabilities, non-current	24,882	26,026
Total liabilities	46,393	53,192
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share, 300,000,000 shares authorized as of September 30, 2026, and December 31, 2025; 108,036,729 and 95,143,690 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	11	9
Additional paid-in-capital	749,196	718,578
Accumulated other comprehensive (loss) income	(80)	103
Accumulated deficit	(672,494)	(596,515)
Total stockholders’ equity	76,633	122,175
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,026	$175,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing and other third-party revenue (including zero from a related party for each of the three- and nine-month periods ended September 30, 2026, and $622 and $1,865 from a related party for the three and nine months ended September 30, 2025, respectively)	$1,607	$2,198	$5,503	$7,218
Operating expenses:
Research and development	21,349	22,401	60,902	85,624
General and administrative	7,900	9,197	23,862	29,335
Impairment charges	—	—	—	12,150
Total operating expenses	29,249	31,598	84,764	127,109
Loss from operations	(27,642)	(29,400)	(79,261)	(119,891)
Other income (expense):
Impairment of equity investment	—	—	—	(9,158)
Other income, net	1,030	1,852	3,282	7,412
Total other income (expense)	1,030	1,852	3,282	(1,746)
Net loss	(26,612)	(27,548)	(75,979)	(121,637)
Other comprehensive (loss) income
Net unrealized (loss) gain on available-for-sale marketable securities, net of tax	(9)	53	(183)	(162)
Net comprehensive loss	$(26,621)	$(27,495)	$(76,162)	$(121,799)
Net loss per share, basic and diluted	$(0.25)	$(0.30)	$(0.75)	$(1.31)
Weighted-average common shares outstanding, basic and diluted	107,535,856	93,293,099	101,503,853	93,002,678
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2025	95,143,690	$9	$718,578	$103	$(596,515)	$122,175
Issuances of common stock under ESPP	348,411	—	468	—	—	468
Issuances of common stock on exercise of options	6,200	—	9	—	—	9
Issuances of common stock in connection with ATM offering, net of offering expenses	1,078,768	1	2,219	—	—	2,220
Issuances of common stock upon vesting of RSUs	374,165	—	—	—	—	—
Stock-based compensation expense	—	—	2,357	—	—	2,357
Net loss	—	—	—	—	(25,085)	(25,085)
Other comprehensive loss	—	—	—	(126)	—	(126)
BALANCE—March 31, 2026	96,951,234	$10	$723,631	$(23)	$(621,600)	$102,018
Issuances of common stock on exercise of options	9,256	—	12	—	—	12
Issuances of common stock in connection with ATM offering, net of offering expenses	9,006,276	1	17,924	—	—	17,925
Issuances of common stock upon vesting of RSUs	28,887	—	—	—	—	—
Stock-based compensation expense	—	—	2,477	—	—	2,477
Net loss	—	—	—	—	(24,282)	(24,282)
Other comprehensive loss	—	—	—	(48)	—	(48)
BALANCE—June 30, 2026	105,995,653	$11	$744,044	$(71)	$(645,882)	$98,102
Issuances of common stock under ESPP	229,460	—	302	—	—	302
Issuances of common stock on exercise of options	6,750	—	10	—	—	10
Issuances of common stock in connection with ATM offering, net of offering expenses	1,480,869	—	2,677	—	—	2,677
Issuances of common stock upon vesting of RSUs	323,997	—	—	—	—	—
Stock-based compensation expense	—	—	2,163	—	—	2,163
Net loss	—	—	—	—	(26,612)	(26,612)
Other comprehensive loss	—	—	—	(9)	—	(9)
BALANCE—September 30, 2026	108,036,729	$11	$749,196	$(80)	$(672,494)	$76,633

BALANCE—December 31, 2024	92,378,577	$9	$701,077	$255	$(448,390)	$252,951
Issuances of common stock under ESPP	408,282	—	468	—	—	468
Issuances of common stock upon vesting of RSUs	217,743	—	—	—	—	—
Stock-based compensation expense	—	—	3,882	—	—	3,882
Net loss	—	—	—	—	(39,991)	(39,991)
Other comprehensive loss	—	—	—	(88)	—	(88)
BALANCE—March 31, 2025	93,004,602	$9	$705,427	$167	$(488,381)	$217,222
Issuances of common stock on exercise of options	15,000	—	6	—	—	6
Issuances of common stock upon vesting of RSUs	103,637	—	—	—	—	—
Stock-based compensation expense	—	—	3,129	—	—	3,129
Net loss	—	—	—	—	(54,098)	(54,098)
Other comprehensive loss	—	—	—	(127)	—	(127)
BALANCE—June 30, 2025	93,123,239	$9	$708,562	$40	$(542,479)	$166,132
Issuances of common stock under ESPP	229,114	—	277	—	—	277
Issuances of common stock upon vesting of RSUs	115,685	—	—	—	—	—
Stock-based compensation expense	—	—	2,931	—	—	2,931
Net loss	—	—	—	—	(27,548)	(27,548)
Other comprehensive income	—	—	—	53	—	53
BALANCE—September 30, 2025	93,468,038	$9	$711,770	$93	$(570,027)	$141,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,979)	$(121,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,864	2,963
Gain on disposal of fixed assets	(254)	(25)
Non-cash consideration for licensing and other third-party revenue	—	(9)
Change in fair value of equity securities	—	(16)
Stock-based compensation expense	6,997	9,942
Change in fair value of success payments liability	—	(785)
Accretion of discounts on investments in marketable securities, net	(535)	(980)
Impairment charges	—	12,150
Impairment of equity investment	—	9,158
Non-cash lease expense	965	1,422
Changes in operating assets and liabilities:
Accounts receivable	(449)	23
Contract assets	383	298
Other receivables	1,257	—
Prepaid expenses and other current assets	(573)	1,272
Other assets	775	1,741
Accounts payable	(677)	1,335
Accrued expenses and other current liabilities	(3,264)	(3,524)
Deferred revenue, current and long-term	(1,910)	(2,472)
Operating lease liabilities	(889)	(1,024)
Net cash used in operating activities	(72,289)	(90,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	120,622	191,042
Purchases of marketable securities	(58,528)	(105,199)
Purchases of property and equipment	(92)	(1,575)
Proceeds from sale of property and equipment	317	—
Net cash provided by investing activities	62,319	84,268
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	31	6
Proceeds from issuances of common stock under ESPP	770	745
Proceeds from issuances of common stock related to ATM, net of offering expenses	22,820	—
Net cash provided by financing activities	23,621	751
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	13,651	(5,149)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — BEGINNING OF PERIOD	12,406	16,339
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH — END OF PERIOD	$26,057	$11,190
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$26,057	$11,144
Restricted cash	—	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH ON THE BALANCE SHEET	$26,057	$11,190
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARIBOU BIOSCIENCES, INC. AND ITS SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of the Business, Organization, and Liquidity
Business and Organization
On October 6, 2026, Caribou Biosciences, Inc. (“Company” or “we”) announced that, on October 2, 2026, our Board of Directors (“Board”) approved a restructuring of our operations (“2026 Restructuring”) as we conduct a process to explore strategic alternatives to maximize stockholder value, including the planned discontinuation of clinical trials and further development activities for our two allogeneic chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapy programs, vispacabtagene regedleucel (“vispa-cel”) and CB-011; a substantial reduction of our workforce; and other cost reduction measures. See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) for additional information.
Prior to this announcement, we were a clinical-stage Clustered Regularly Interspaced Short Palindromic Repeats (“CRISPR”) genome-editing biopharmaceutical company dedicated to developing transformative therapies for patients with devastating diseases. Our genome-editing platform is based on our novel chRDNA (CRISPR hybrid RNA-DNA, pronounced “chardonnay”) technology, which enables more precise genome editing of allogeneic cell therapies. Our allogeneic, or off-the-shelf, CAR-T cell therapy product candidates are manufactured in advance with cells from healthy donors. We incorporated in October 2011 as a Delaware corporation and are headquartered in Berkeley, California. We have four wholly owned subsidiaries that hold interests in our equity investments and do not have operating activities.
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and we had an accumulated deficit of $672.5 million as of September 30, 2026. During the nine months ended September 30, 2026, we incurred a net loss of $76.0 million and used $72.3 million of cash in operating activities.
Following our announced 2026 Restructuring, we expect to incur certain expenses related to one-time severance payments, continued healthcare coverage, costs to wind down the ANTLER phase 1 clinical trial and CaMMouflage phase 1 clinical trial, and costs associated with the anticipated sublease or termination of our facility leases.
Our management expects that existing cash, cash equivalents, and marketable securities of $94.8 million as of September 30, 2026, will be sufficient to fund our current operating plan for at least the next 12 months from the date this Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).
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
Third parties that represent 10% or more of our revenue were as follows:

	Revenue		Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Party A	27.8%	28.5%	25.7%	22.2%
Party B	17.6%	12.8%	*	*
Party C	14.4%	*	*	*
Party D	14.1%	10.3%	*	*
Party E	12.4%	*	*	*
Party F	*	28.3%	22.6%	25.8%
Party G	*	*	11.2%	*
Party H	*	*	*	13.9%
Total	86.3%	79.9%	59.5%	61.9%
*Less than 10%
We monitor economic conditions to identify facts or circumstances that may indicate if any of our accounts receivable are not collectible or if contract assets should be impaired. No allowance for credit losses or contract asset impairment was recorded as of September 30, 2026, or December 31, 2025.
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
3. Fair Value Measurements and Fair Value of Financial Instruments
We classify fair value-based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices (unadjusted) in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1, such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. No such transfers occurred during the nine months ended September 30, 2026, and September 30, 2025.
Recurring Measurements
The following table sets forth our financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$36,044	$36,044	$—	$—
Commercial paper ($16,395 included in cash and cash equivalents)	30,618	—	30,618	—
U.S. government agency bonds	16,982	—	16,982	—
Money market fund investments (included in cash and cash equivalents)	9,662	9,662	—	—
Corporate debt securities	1,494	—	1,494	—
Total fair value of assets	$94,800	$45,706	$49,094	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury bills	$86,964	$86,964	$—	$—
U.S. government agency bonds	28,717	—	28,717	—
Money market fund investments (included in cash and cash equivalents)	11,361	11,361	—	—
Corporate debt securities	8,663	—	8,663	—
Commercial paper ($999 included in cash and cash equivalents)	7,140	—	7,140	—
Total fair value of assets	$142,845	$98,325	$44,520	$—
The fair value and amortized cost of cash equivalents and available-for-sale marketable securities by major security type as of September 30, 2026, and December 31, 2025, are presented in the following tables (in thousands):

	As of September 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$36,083	$—	$(39)	$36,044
Commercial paper ($16,395 included in cash and cash equivalents)	30,632	—	(14)	30,618
U.S. government agency bonds	17,005	—	(23)	16,982
Money market fund investments (included in cash and cash equivalents)	9,662	—	—	9,662
Corporate debt securities	1,499	—	(5)	1,494
Total cash equivalents and marketable securities	$94,881	$—	$(81)	$94,800

Classified as:
Cash and cash equivalents				$26,057
Marketable securities, short-term				68,743
Marketable securities, long-term				—
Total cash equivalents and marketable securities				$94,800

	As of December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$86,872	$92	$—	$86,964
U.S. government agency bonds	28,707	12	(2)	28,717
Money market fund investments (included in cash and cash equivalents)	11,361	—	—	11,361
Corporate debt securities	8,663	2	(2)	8,663
Commercial paper ($999 included in cash and cash equivalents)	7,139	1	—	7,140
Total cash equivalents and marketable securities	$142,742	$107	$(4)	$142,845

Classified as:
Cash and cash equivalents				$12,360
Marketable securities, short-term				126,980
Marketable securities, long-term				3,505
Total cash equivalents and marketable securities				$142,845

We reviewed each of our marketable securities as of September 30, 2026, and December 31, 2025, and concluded that any decline in fair value was not related to credit losses and was recoverable. Accordingly, no allowance for credit losses was recorded and the unrealized losses are reported as a component of accumulated other comprehensive (loss) income.
Nonrecurring Measurements
On May 15, 2020, we entered into an Exclusive License Agreement for Veterinary Therapeutics (as amended, “Edge chRDNA License Agreement”) with Edge Animal Health (“Edge”), a related party private company, under which we granted Edge an exclusive worldwide license to our Cas9 and Cas12a chRDNA intellectual property and know-how in a defined field of veterinary therapeutics. As consideration for the Edge chRDNA License Agreement, we received 7,500,000 shares of convertible preferred stock (“Edge Stock”) with an estimated fair value of $7.5 million, which was based on the price per share paid for similar shares by another investor, and which was an arm’s length transaction. In June 2024, we received 1,623,275 additional shares of convertible preferred stock pursuant to anti-dilution rights of the Edge chRDNA License Agreement with an estimated fair value of $1.6 million, based on management’s best estimate and judgment. We elected to apply the measurement alternative under Accounting Standards Codification (“ASC”) Topic 321, Investments - Equity Securities (“ASC 321”) for an equity security without a readily determinable fair value. Accordingly, this investment is carried at its cost minus impairment, if any, and is classified within Level 3 of the fair value hierarchy. If we identify observable price changes in orderly transactions for this investment or a similar investment, we will measure the investment at fair value as of the date that the observable transactions or events occurred.
As part of the preparation of our financial statements for the second quarter of 2025, we assessed potential indicators of impairment of our Edge Stock. As part of our assessment, we considered Edge’s planned operating cash flow requirements, available capital to fund those requirements, and ability to secure additional capital if needed as indicators of impairment. During the second quarter of 2025, we determined that impairment indicators existed, and the fair value of our Edge Stock was zero; as a result, as of June 30, 2025, our Edge Stock was fully impaired and no balance remained. We recorded an impairment expense of $9.2 million as “impairment of equity investment” in our unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
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
As of September 30, 2026, certain license and assignment agreements included potential future payments from us for development, regulatory, and sales milestones totaling approximately $48.9 million, related to our vispa-cel and CB-011 CAR-T cell therapy product candidates.
5. Revenue
Disaggregation of Revenue
We disaggregate revenue by geographical market based on the location of research and development activities of our licensees and other third parties. The following table is a summary of revenue by geographic location for the three and nine months ended September 30, 2026, and September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,231	$1,821	$4,981	$5,707
Rest of world	376	377	522	1,511
Total	$1,607	$2,198	$5,503	$7,218

For the three months ended September 30, 2026, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and no revenue related to performance obligations satisfied over time.
For the three months ended September 30, 2025, we recognized $1.6 million of revenue related to performance obligations satisfied at a point in time, and we recognized $0.6 million of revenue related to performance obligations satisfied over time.
For the nine months ended September 30, 2026, we recognized $4.3 million of revenue related to performance obligations satisfied at a point in time, and we recognized $1.2 million of revenue related to performance obligations satisfied over time.
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
Contract liabilities consist of deferred revenue and relate to amounts invoiced to, or advance consideration received from, licensees and other third parties that precede our satisfaction of the associated performance obligations. As of September 30, 2026, and December 31, 2025, our deferred revenue balance primarily relates to upfront payments received under licensing and other third-party revenue agreements that also include nonrefundable annual license fees, which are accounted for as material rights for license renewals and are recognized at the point in time when annual license fees are paid by the licensees and the renewal periods begin.
The following table presents changes in our contract assets and liabilities for the nine months ended September 30, 2026 (in thousands):

	Balance as of December 31, 2025	Additions	Deductions	Balance as of September 30, 2026
Accounts receivable	$69	$3,974	$(3,525)	$518

Contract assets:
Unbilled accounts receivable	$1,006	$1,917	$(2,300)	$623

Contract liabilities:
Deferred revenue, current and long-term	$3,647	$1,150	$(3,060)	$1,737
For the nine months ended September 30, 2026, and September 30, 2025, we recognized $1.9 million and $2.5 million of revenue, respectively, which was included in the opening contract liabilities balances at the beginning of the respective periods.
Transaction Prices Allocated to Remaining Performance Obligations
Remaining performance obligations represent in aggregate the amount of a transaction price that has been allocated to performance obligations not delivered as of the end of a reporting period. The value of transaction prices allocated to remaining unsatisfied performance obligations as of September 30, 2026, and December 31, 2025, was approximately $1.7 million and $3.6 million, respectively. We expect to recognize approximately $0.4 million of remaining performance obligations as revenue in the next 12 months from September 30, 2026, and to recognize the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Costs
We did not incur any expenses to obtain our existing contracts, and costs to fulfill those contracts do not generate or enhance our resources. As such, no costs to obtain or fulfill a contract have been capitalized in any period.
6. Balance Sheet Items
Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$13,729	$15,636
Leasehold improvements	3,076	3,057
Computer equipment	897	897
Furniture and equipment	697	697
Total property and equipment, gross	18,399	20,287
Less: accumulated depreciation and amortization	(13,533)	(13,527)
Property and equipment, net	$4,866	$6,760
Depreciation and amortization expenses related to property and equipment were $0.3 million and $0.6 million for the three months ended September 30, 2026, and September 30, 2025, respectively. Depreciation and amortization expenses related to property and equipment were $1.6 million and $2.9 million for the nine months ended September 30, 2026, and September 30, 2025, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued employee compensation and related expenses	$6,372	$7,745
Accrued research and development expenses	4,871	6,109
Other	2,028	2,681
Total	$13,271	$16,535
7. Related Party Transactions
Since December 31, 2025, there have been no related party transactions. See Note 7 to the consolidated financial statements included in our Form 10-K for additional information about our related parties.
Pfizer Investment
For the three and nine months ended September 30, 2025, we recognized $0.6 million and $1.9 million of revenue, respectively, from our Information Rights Agreement with Pfizer, dated June 29, 2023, which agreement expired on June 29, 2026, pursuant to which we had originally allocated $7.5 million as a contract with a customer under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Pfizer ceased to be a related party as of December 31, 2025.
Edge Animal Health
As of June 30, 2025, our investment in Edge was deemed fully impaired and no balance remained. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.

8. Commitments and Contingencies
Research, Manufacturing, and License Agreements
We enter into various agreements in the ordinary course of business, such as those with contract manufacturing organizations (“CMOs”), suppliers, contract research organizations (“CROs”), clinical trial sites, licensors, assignors, and the like. These agreements provide for termination by either party in certain circumstances, generally with less than one-year notice and are, therefore, cancellable contracts and, if cancelled, are not anticipated to have a material effect on our unaudited condensed consolidated financial condition, results of operations, or cash flows. Some of these agreements include contingent payments that will become payable if and when certain development, regulatory, clinical, and/or commercial milestones are achieved by us. As of September 30, 2026, satisfaction and timing of such contingent payments are uncertain and thus cannot be reasonably estimated.
Guarantees and Indemnifications
In the ordinary course of business, we enter into agreements that contain a variety of representations and warranties and provide for certain indemnifications by us. Our exposure under these agreements is unknown because claims may be made against us in the future. As of September 30, 2026, and December 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible, and consequently, we have not recorded related liabilities.
Litigation
From time to time, we may become involved in litigation arising in the ordinary course of business. We record a liability for such litigation when it is probable that future losses will be incurred and if such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount.

9. Common Stock
Shares of our common stock reserved for future issuances consisted of the following:

	As of September 30, 2026	As of December 31, 2025
Stock options, issued and outstanding	14,710,449	12,511,072
Shares available for future issuances under the 2021 Equity Incentive Plan	10,838,278	9,192,963
Shares available for future issuances under the Employee Stock Purchase Plan	2,799,620	2,426,055
Unvested restricted stock units	2,336,471	2,173,234
Total shares of common stock reserved for future issuances	30,684,818	26,303,324

Shelf Registration Statement
On May 8, 2025, we filed a shelf registration statement on Form S-3 (“2025 Shelf Registration Statement”), which was declared effective by the SEC on May 14, 2025. Pursuant to the 2025 Shelf Registration Statement, we may, from time to time, sell up to $300.0 million of common stock, preferred stock, debt securities, warrants, rights, or units comprised of any combination thereof (including the $100.0 million of common stock reserved under the 2025 Shelf Registration Statement for our at-the-market equity offering program described below). As of September 30, 2026, we had $272.5 million available for sale under the 2025 Shelf Registration Statement.
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
During the three months ended September 30, 2026, we sold 1,480,869 shares of our common stock at an average price of $1.84 per share, in accordance with the ATM Sales Agreement and the 2025 Shelf Registration Statement, for aggregate gross proceeds of $2.7 million ($2.7 million net of offering expenses).
During the nine months ended September 30, 2026, we sold 11,565,913 shares of our common stock at an average price of $2.01 per share, in accordance with the ATM Sales Agreement and the 2025 Shelf Registration Statement, for aggregate gross proceeds of $23.3 million ($22.8 million net of offering expenses).
We did not sell any shares of our common stock under the ATM Sales Agreement during each of the three- and nine-month periods ended September 30, 2025.
As of September 30, 2026, $72.5 million remained available in our at-the-market equity offering program under the 2025 Shelf Registration Statement.
10. Stock-Based Compensation
Equity Incentive Plans
In July 2021, our Board adopted, and our stockholders approved, the 2021 Equity Incentive Plan (“2021 Plan”) that became effective on July 22, 2021. As of September 30, 2026, we had 10,838,278 shares available for future issuances under the 2021 Plan.

Stock Options
The following table summarizes stock option activity, including performance-based stock options (“PBSOs”), under our equity incentive plans during the nine months ended September 30, 2026:

	Stock Options and PBSOs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)

Outstanding as of December 31, 2025	12,511,072	$5.49	7.6	$466
Options granted	3,501,947	1.80
Options exercised	(22,206)	1.36
Options cancelled or forfeited	(1,280,364)	2.68
Outstanding as of September 30, 2026	14,710,449	$4.86	6.9	$2
Exercisable as of September 30, 2026	9,544,319	$6.18	5.9	$1
Vested and expected to vest as of September 30, 2026	14,710,449	$4.86	6.9	$2
(1)The aggregate intrinsic value is calculated as the difference between the stock option exercise price and the estimated fair value of the underlying common stock as of the end of each reporting period referenced above.
Grant Date Fair Value of Stock Options
During the three months ended September 30, 2026, and September 30, 2025, we granted 29,020 and 140,900 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.22 and $1.36, respectively.
During the nine months ended September 30, 2026, and September 30, 2025, we granted 3,501,947 and 3,506,188 stock options, respectively, under the 2021 Plan to employees with a weighted average grant date fair value of $1.36 and $1.08, respectively.
We estimated the fair value of each employee stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Volatility	89.2%	89.0%	89.2% to 90.6%	86.1% to 89.7%
Expected term (in years)	6.0	6.0	5.0 to 6.0	5.0 to 6.0
Risk-free interest rate	4.5%	3.9%	3.7% to 4.5%	3.9% to 4.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
As of September 30, 2026, there was $8.4 million of unrecognized stock-based compensation expense related to employee stock options that is expected to be recognized over a weighted-average period of 2.5 years.
Grant Date Fair Value of PBSOs
On July 21, 2025, we granted a total of 1,092,165 PBSOs under the 2021 Plan to our officers with a weighted average grant date fair value of $1.00. We estimated the fair value of each PBSO on the grant date using the Black-Scholes option-pricing model based on a volatility of 88.7%, expected term of 1.9 years, risk-free interest rate of 3.9%, and expected dividend yield of 0.0%. Vesting of the PBSOs is conditioned on achievement of certain clinical development milestones during a two-year performance period ending June 30, 2027, and contingent on each executive officer’s continued employment on the vesting dates. As of September 30, 2026, there were 865,499 PBSOs outstanding with a weighted average grant date fair value of $1.00. As of September 30, 2026, we have concluded that it is not deemed probable, as required by ASC Topic 718 Compensation - Stock Compensation, that the clinical milestones will be achieved, and as such, no stock-based compensation expense has been recorded for PBSOs. As of September 30, 2026, there was $0.9 million of unrecognized stock-based compensation expense related to PBSOs, which will be recognized if the awards are deemed to be probable of vesting.

Restricted Stock Units (“RSUs”)
During the nine months ended September 30, 2026, we granted 1,239,859 RSUs under the 2021 Plan to employees. A summary of the status of and change in unvested RSUs as of September 30, 2026, was as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value per RSU
Unvested, December 31, 2025	2,173,234	$2.74
Granted	1,239,859	1.80
Vested	(727,049)	2.81
Forfeited	(349,573)	1.98
Unvested, September 30, 2026	2,336,471	$2.33
As of September 30, 2026, the total unrecognized stock-based compensation expense related to unvested RSUs was $4.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.
Employee Stock Purchase Plan (“ESPP”)
In July 2021, our Board adopted, and our stockholders approved, the ESPP, which became effective on July 22, 2021. We issued 1,684,012 shares of common stock under the ESPP as of September 30, 2026. We recorded $0.1 million in accrued liabilities related to contributions withheld as of September 30, 2026.
Stock-Based Compensation Expense
We recorded stock-based compensation expense related to employee equity-based awards grants as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$982	$1,212	$3,249	$4,253
General and administrative	1,181	1,719	3,748	5,689
Total	$2,163	$2,931	$6,997	$9,942
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$1,550	$2,300	$4,995	$8,120
RSUs	526	511	1,704	1,479
ESPP	87	120	298	343
Total	$2,163	$2,931	$6,997	$9,942

11. Net Loss Per Share
The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(26,612)	$(27,548)	$(75,979)	$(121,637)
Denominator:
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	107,535,856	93,293,099	101,503,853	93,002,678
Net loss per share, basic and diluted	$(0.25)	$(0.30)	$(0.75)	$(1.31)
Because we were in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all common stock equivalents outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30, 2026	As of September 30, 2025
Stock options outstanding	14,710,449	12,707,838
RSUs issued and outstanding	2,336,471	2,229,631
ESPP shares pending purchase	305,337	356,910
	17,352,257	15,294,379
12. Segment Information
We operate and manage our business as one reportable segment and one operating segment, which, as of September 30, 2026, is the business of developing allogeneic CAR-T cell therapies. Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance; the CODM is our president and chief executive officer. Our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on our consolidated statements of operations. The measure of segment assets is reported on our consolidated balance sheets as total consolidated assets. All our material long-lived assets are located in the United States. Our CODM uses consolidated net loss to evaluate our spending and monitor our budget versus actual results to assess performance of the segment and to allocate resources across our company. Factors used in determining the reportable segment include the nature of our operating activities, our company’s organizational and reporting structures, and the type of information reviewed by our CODM to allocate resources and evaluate financial performance.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to our reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing and other third-party revenue	$1,607	$2,198	$5,503	$7,218
Less:
Research and development:
External costs	12,863	12,285	33,119	49,257
Internal costs(1)	7,199	8,364	23,019	29,487
Total research and development	20,062	20,649	56,138	78,744
General and administrative(2)	6,689	7,389	20,021	23,336
Other segment items(3)(4)	2,498	3,560	8,605	34,187
Other income, net	(1,030)	(1,852)	(3,282)	(7,412)
Segment and consolidated net loss	$(26,612)	$(27,548)	$(75,979)	$(121,637)
(1)Research and development internal costs for the three months ended September 30, 2026, and September 30, 2025, exclude $1.0 million and $1.2 million of stock-based compensation expense, respectively, and $0.3 million and $0.5 million of depreciation and amortization expenses, respectively. Research and development internal costs for the nine months ended September 30, 2026, and September 30, 2025, exclude $3.2 million and $4.3 million of stock-based compensation expense, respectively, and $1.5 million and $2.6 million of depreciation and amortization expenses, respectively.
(2)General and administrative expenses for the three months ended September 30, 2026, and September 30, 2025, excludes $1.2 million and $1.7 million of stock-based compensation expense, respectively, and less than $0.1 million and $0.1 million of depreciation and amortization expenses, respectively. General and administrative expenses for the nine months ended September 30, 2026, and September 30, 2025, excludes $3.7 million and $5.7 million of stock-based compensation expense, respectively, and $0.1 million and $0.3 million of depreciation and amortization expenses, respectively.
(3)Other segment items for the three and nine months ended September 30, 2026, include stock-based compensation and depreciation and amortization.
(4)Other segment items for the three and nine months ended September 30, 2025, include impairment charges, impairment of equity investment, stock-based compensation, and depreciation and amortization.
13. 2025 Restructuring Charge
Severance and Wind-Down Costs
On April 24, 2025, we announced the discontinuation of our preclinical research and two clinical programs. Additionally, we announced that we reduced our workforce by 47 employees, or approximately 32% of our workforce. As a result, we recorded cash severance costs, benefits, and transition support services expenses of $1.8 million for the nine months ended September 30, 2025, which we recorded as research and development expenses or general and administrative expenses in our unaudited condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025, we recorded wind-down costs of $0.4 million, as research and development expenses in our unaudited condensed consolidated statements of operations and comprehensive loss related to the discontinuation of our preclinical research and two clinical programs.

Impairment Charges
As part of the preparation of the financial statements for each reporting period, we review our long-lived assets for impairment indicators. As a result of the previously announced strategic pipeline prioritization during the second quarter of 2025, we identified certain triggering events, such as significant changes in our current and expected use of leased office and lab space and lab equipment. We determined the asset groups based on the lowest level of identifiable cash flows under our strategic pipeline prioritization and assessed the impairment for each of the asset groups. We reduced the usage of our leased office and lab space, and were considering subleasing the unused space under one or both of our leases. The leasehold improvements, right of use assets, and lab equipment related to the leased office and lab spaces were assessed as a single asset group and determined to not be recoverable. Accordingly, for the second quarter of 2025, we concluded that this asset group is impaired. For asset groups where impairment was triggered, we used discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups. The significant assumptions used in the discounted cash flow models included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflected a market participant's assumptions in valuing the asset groups. As a result, we recognized impairment charges totaling $10.0 million for the second quarter of 2025, of which $7.4 million and $2.6 million, respectively, were related to the tenant improvements and right of use asset associated with the underlying leased properties.
At that time, we also identified certain laboratory equipment that we no longer plan to use. This asset group, consisting of laboratory equipment that would no longer be used going forward, was also determined to not be recoverable. As a result, this asset group was deemed impaired, resulting in a $2.2 million impairment charge for the second quarter of 2025. The fair value of the lab equipment was classified as Level 3 in the fair value hierarchy due to the use of unobservable inputs utilized, such as estimates provided by third-party vendors.
The following table summarizes the restructuring and impairment costs recognized in our unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025:

	Severance Related Expenses	Wind-down Costs	Impairment Charges	Total
Research and development	$1,478	$438	$—	$1,916
General and administrative	360	—	—	360
Impairment charges	—	—	12,150	12,150
Total	$1,838	$438	$12,150	$14,426
Our strategic pipeline prioritization was substantially completed in the second quarter of 2025, and we currently do not expect to record additional material charges related to our restructuring in 2025.
14. Subsequent Events
On October 6, 2026, we announced that, on October 2, 2026, our Board approved a restructuring of our operations as we conduct a process to explore strategic alternatives to maximize stockholder value, including the planned discontinuation of clinical trials and further development activities for vispa-cel and CB-011, a substantial reduction of our workforce, and other cost reduction measures. The reduction in workforce is anticipated to occur in phases with the majority of affected employees expected to depart in the fourth quarter of 2026, with a limited number of employees expected to remain through completion of our process of exploring strategic alternatives to support transaction execution and business wind-down activities. Our Board took these actions in view of the current financing environment for allogeneic CAR-T cell therapies, which has made it increasingly challenging to secure the capital necessary to responsibly advance our vispa-cel and CB-011 CAR-T cell therapy programs.
We currently estimate that approximately $15.0 million to $19.0 million in total will be incurred related to our 2026 Restructuring, a substantial portion of which is expected to be recognized during the fourth quarter of 2026. The anticipated expenses primarily include one-time severance payments, continued healthcare coverage, and related costs of approximately $10.0 million to $11.0 million and future costs to discontinue our ANTLER phase 1 clinical trial for vispa-cel and our CaMMouflage phase 1 clinical trial for CB-011 of $5.0 million to $8.0 million. We also intend to terminate applicable contracts, resolve various intellectual property licensing agreements, and seek ways to sublease our facilities or terminate our facility leases. As a result, we may incur additional costs as part of the 2026 Restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1, of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 (“Form 10-Q”) and with the audited consolidated financial statements and the related notes for the fiscal year ended December 31, 2025, included in our Annual Report on Form 10-K (“Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2026.
Special Note Regarding Forward-Looking Statements
This Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements, other than statements of historical facts, contained in this Form 10-Q are forward-looking statements, including statements regarding our plans to explore opportunities to maximize stockholder value and our ability to enter into any agreements or transactions in connection with the exploration of potential strategic alternative transactions, or if entered into, that any such agreements or transactions will be successful or on attractive terms; our plans for cost reductions, including the timing and cost of a workforce reduction; and the sufficiency of our estimated cash, cash equivalents, and marketable securities. Such forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from any future results expressed or implied by the forward-looking statements. Risks and uncertainties include, without limitation, risks associated with our decision to pursue strategic alternatives to maximize stockholder value and to discontinue clinical trials and further development of our two allogeneic CAR-T cell therapy programs, vispacabtagene regedleucel (“vispa-cel”) and CB-011; the strategic alternatives process, including identifying and executing one or more transactions that maximize stockholder value; implementing a restructuring and workforce reduction; and managing expenses. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
As a result of many factors, including but not limited to the risks described in Part I, Item 1A, “Risk Factors,” in our Form 10-K as well in the section entitled “Risk Factors” in this Form 10-Q, and in other filings we make with the SEC, the events and circumstances reflected in our forward-looking statements may not be achieved or may not occur, and actual results could differ materially from those described in or implied by the forward-looking statements. As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
On October 6, 2026, we announced that, on October 2, 2026, our Board of Directors (“Board”) approved a restructuring of our operations (“2026 Restructuring”) as we conduct a process to explore strategic alternatives to maximize stockholder value, which may include, but are not limited to, a merger, acquisition, business combination, or other strategic alternative transactions involving our company and/or its assets, including dissolution and liquidation. Our Board established a transaction committee to explore, evaluate, and make recommendations to our Board regarding strategic alternatives and engaged Wedbush Securities Inc. as the exclusive financial advisor to assist in the strategic alternatives process.
Included in our 2026 Restructuring is the planned discontinuation of our clinical trials and further development activities for our two clinical-stage allogeneic chimeric antigen receptor (“CAR”)-T (“CAR-T”) cell therapies (vispa-cel and CB-011), a substantial reduction of our workforce, and other cost reduction measures. Our Board took these actions in view of the current financing environment for allogeneic CAR-T cell therapies, which has made it increasingly challenging to secure the capital necessary to responsibly advance our vispa-cel and CB-011 CAR-T cell therapy programs. We also intend to terminate applicable contracts, resolve various intellectual property licensing agreements, and seek ways to sublease our facilities or terminate facility leases. We have not set a timeline for the completion of our review of strategic alternatives, and we do not intend to provide further updates unless and until our Board has approved a course of action, the review process is concluded, or disclosure is otherwise determined to be appropriate or required. We cannot provide any commitment regarding when or if this strategic alternatives process will result in any type of transaction, and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value.

Since our founding in 2011, we have devoted substantially all of our resources to organizing and staffing, business planning, raising capital, expanding our genome-editing platform technologies, developing our CAR-T cell therapy product candidates and building our pipeline, creating and maintaining our intellectual property portfolio, and establishing arrangements with third parties for the manufacture, testing, and clinical trial evaluations of our CAR-T cell therapy product candidates. We have incurred significant operating losses since our inception. We have not generated any revenue from product sales, and, following the planned discontinuation of our vispa-cel and CB-011 CAR-T cell therapy programs, we do not expect to generate revenue from sales of any product candidates.
To date, we have primarily funded our operations through proceeds from the sales of our capital stock, revenue from our license and collaboration agreements, and proceeds from the sale of shares of Intellia Therapeutics, Inc. (“Intellia”) common stock.
Our net losses for the three months ended September 30, 2026, and September 30, 2025, were $26.6 million and $27.5 million, respectively. Our net losses for the nine months ended September 30, 2026, and September 30, 2025, were $76.0 million and $121.6 million, respectively. We had an accumulated deficit of $672.5 million as of September 30, 2026. Following our announced 2026 Restructuring, we expect to incur certain expenses related to one-time severance payments, continued healthcare coverage, costs to wind down the ANTLER phase 1 clinical trial and CaMMouflage phase 1 clinical trial, and costs associated with the anticipated sublease or termination of our facility leases.
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
To date, all of our revenue has been earned from licensing, collaboration, and other third-party agreements, including agreements with related parties. These agreements may include licenses to certain intellectual property owned or controlled by us. The terms of these agreements typically include payments to us of one or more of the following: nonrefundable, upfront license fees or exclusivity fees; annual maintenance fees; regulatory and/or commercial milestone payments; research and development payments; and royalties on the net sales of products and/or services. Each of these payments results in licensing and other revenue. Revenue under such agreements was $1.6 million and $2.2 million for the three months ended September 30, 2026, and September 30, 2025, respectively, and $5.5 million and $7.2 million for the nine months ended September 30, 2026, and September 30, 2025, respectively. See Notes 5 and 7 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
•costs incurred in connection with the clinical development and manufacturing of our CAR-T cell therapy product candidates, including under agreements with contract manufacturing organizations (“CMOs”), suppliers, contract research organizations (“CROs”), and clinical sites; and
•other research and development costs, including lab supplies, and consulting services.
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
The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
External costs:
Expenses related to licenses, sublicensing revenue, and milestones	$354	$421	$1,129	$1,972
Services provided by CROs, CMOs, and third parties that conduct nonclinical studies and clinical trials on our behalf	9,585	9,373	24,638	35,441
Other research and development expenses	2,924	2,491	7,352	11,844
Total external costs	12,863	12,285	33,119	49,257
Internal costs:
Personnel-related expenses	6,318	7,475	20,759	27,291
Facilities and other allocated expenses	2,168	2,641	7,024	9,076
Total internal costs	8,486	10,116	27,783	36,367
Total research and development expenses	$21,349	$22,401	$60,902	$85,624
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
Other Income (Expense):
Other income (expense) consists primarily of impairment of an equity investment and interest income earned on cash and marketable securities.

Results of Operations
Comparison of the Three Months Ended September 30, 2026, and September 30, 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Licensing and other third-party revenue	$1,607	$2,198	$(591)
Operating expenses:
Research and development	21,349	22,401	(1,052)
General and administrative	7,900	9,197	(1,297)
Impairment charges	—	—	—
Total operating expenses	29,249	31,598	(2,349)
Loss from operations	(27,642)	(29,400)	1,758
Other income (expense):
Impairment of equity investment	—	—	—
Other income, net	1,030	1,852	(822)
Total other income (expense)	1,030	1,852	(822)
Net loss	$(26,612)	$(27,548)	$936
Licensing and Other Third-party Revenue
Licensing and other third-party revenue decreased by $0.6 million to $1.6 million for the three months ended September 30, 2026, from $2.2 million for the three months ended September 30, 2025. This decrease primarily relates to the recognition of $0.6 million in revenue under our Information Rights Agreement with Pfizer, Inc. (“Pfizer”), dated June 29, 2023, now expired, for the three months ended September 30, 2025, with no comparable revenue recognized for the three months ended September 30, 2026.
Research and Development Expenses
Research and development expenses decreased by $1.1 million to $21.3 million for the three months ended September 30, 2026, from $22.4 million for the three months ended September 30, 2025. This decrease was primarily related to decreases of $1.2 million in personnel-related expenses related to our reduction in workforce and strategic pipeline prioritization in 2025 and $0.5 million in other facilities and allocated expenses; partially offset by an increase of $0.5 million in other research and development expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.3 million to $7.9 million for the three months ended September 30, 2026, from $9.2 million for the three months ended September 30, 2025. This decrease was primarily related to decreases of (i) $0.5 million in personnel-related expenses related to our reduction in workforce and strategic pipeline prioritization in 2025; (ii) $0.5 million in legal and other service-related expenses; and (iii) $0.3 million in patent prosecution and maintenance costs.
Total Other Income (Expense)
Total other income (expense) decreased by $0.8 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.
Other income, net decreased by $0.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was primarily related to a $0.9 million decrease in interest income earned from marketable securities.

Comparison of the Nine Months Ended September 30, 2026, and September 30, 2025
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Licensing and other third-party revenue	$5,503	$7,218	$(1,715)
Operating expenses:
Research and development	60,902	85,624	(24,722)
General and administrative	23,862	29,335	(5,473)
Impairment charges	—	12,150	(12,150)
Total operating expenses	84,764	127,109	(42,345)
Loss from operations	(79,261)	(119,891)	40,630
Other income (expense):
Impairment of equity investment	—	(9,158)	9,158
Other income, net	3,282	7,412	(4,130)
Total other income (expense)	3,282	(1,746)	5,028
Net loss	$(75,979)	$(121,637)	$45,658
Licensing and Other Third-party Revenue
Licensing and other third-party revenue decreased by $1.7 million to $5.5 million for the nine months ended September 30, 2026, from $7.2 million for the nine months ended September 30, 2025. This decrease primarily relates to the recognition of a $1.0 million milestone payment under a license agreement for the nine months ended September 30, 2025, with no comparable milestone revenue recognized for the nine months ended September 30, 2026, and a $0.6 million decrease in revenue recognized from Pfizer.
Research and Development Expenses
Research and development expenses decreased by $24.7 million to $60.9 million for the nine months ended September 30, 2026, from $85.6 million for the nine months ended September 30, 2025. This decrease was primarily related to decreases of (i) $10.8 million in external CMO and CRO activities for our clinical CAR-T cell therapy product candidates, driven by decreases of (a) $6.7 million due to CMO activities and (b) $4.1 million in CRO activities for our clinical trials; (ii) $6.5 million in personnel-related expenses related to our reduction in workforce and strategic pipeline prioritization in 2025; (iii) $4.5 million in other research and development expenses primarily related to our reduction in workforce and strategic pipeline prioritization in 2025; (iv) $2.1 million in other facilities and allocated expenses; and (v) $0.8 million in expenses related to licenses, sublicensing revenue, and milestones.
General and Administrative Expenses
General and administrative expenses decreased by $5.5 million to $23.9 million for the nine months ended September 30, 2026, from $29.3 million for the nine months ended September 30, 2025. This decrease was primarily related to decreases of (i) $2.6 million in personnel-related expenses related to our reduction in workforce and strategic pipeline prioritization in 2025; (ii) $1.8 million in legal and other service-related expenses; (iii) $0.7 million in other facilities and allocated expenses; and (iv) $0.4 million in patent prosecution and maintenance costs.

Impairment Charges
Impairment charges were zero for the nine months ended September 30, 2026, compared to $12.2 million for the nine months ended September 30, 2025, in conjunction with our strategic pipeline prioritization in 2025. These 2025 charges include $7.4 million related to tenant improvements, $2.6 million for the right-of-use asset, and $2.2 million for lab equipment.
Total Other Income (Expense)
Total other income (expense) increased by $5.0 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Impairment of equity investment was zero for the nine months ended September 30, 2026, compared to $9.2 million for the nine months ended September 30, 2025, related to our equity investment in Edge. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information.
Other income, net decreased by $4.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was primarily related to a $3.4 million decrease in interest income earned from marketable securities.
Liquidity, Capital Resources, and Capital Requirements
Sources of Liquidity

We have incurred significant operating losses since our inception. We have not generated any revenue from product sales, and, following the planned discontinuation of our vispa-cel and CB-011 CAR-T cell therapy programs, we do not expect to generate revenue from sales of any product candidates.
Since our inception through September 30, 2026, we have raised an aggregate net proceeds of $875.4 million to fund our operations through sales of shares of our capital stock, including our at-the-market equity offering program; proceeds from our licensing, licensing and collaboration, service, and patent assignment agreements, including sales of Intellia stock; and government grants.
As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $94.8 million.
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

Cash Flows
Comparison of the Nine Months Ended September 30, 2026, and September 30, 2025
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Cash used in operating activities	$(72,289)	$(90,168)	$17,879
Cash provided by investing activities	62,319	84,268	(21,949)
Cash provided by financing activities	23,621	751	22,870
Net increase (decrease) in cash, cash equivalents, and restricted cash	$13,651	$(5,149)	$18,800
Cash Used in Operating Activities
Net cash used in operating activities was $72.3 million for the nine months ended September 30, 2026, compared to $90.2 million for the nine months ended September 30, 2025. The decrease was due to decreases in research and development expenses and general and administrative expenses, excluding the effect of non-cash items; partially offset by a decrease in net changes in our operating assets and liabilities primarily related to a decrease in net changes in accounts payable.
Cash Provided by Investing Activities
Net cash provided by investing activities was $62.3 million for the nine months ended September 30, 2026, compared to $84.3 million for the nine months ended September 30, 2025. The decrease was primarily driven by a decrease in proceeds from maturities of marketable securities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $23.6 million for the nine months ended September 30, 2026, compared to $0.8 million for the nine months ended September 30, 2025. The increase was primarily driven by proceeds from the issuance of common stock under the ATM Sales Agreement, net of offering expenses, for the nine months ended September 30, 2026. We did not sell any common stock pursuant to the ATM Sales Agreement during the nine months ended September 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risk during the nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K.

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
As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded that, based on the evaluation described above, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) under the Exchange Act during the three months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation arising in the ordinary course of business. Regardless of the outcome, litigation can have a material adverse effect on us due to defense and settlement costs, diversion of our management resources, and other factors. We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Our business, financial condition, results of operations, and prospects could be materially and adversely affected by the risks and uncertainties described below and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K (“Form 10-K”). Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K. The risk factors below supplement, and to the extent inconsistent supersede, the corresponding risk factors in the Form 10-K, which should be read in light of our October 6, 2026, announcement of our decision to explore strategic alternatives and to discontinue further development of our allogeneic CAR-T cell therapy programs. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and results of operations.
Our exploration of strategic alternatives may not result in any transaction, and we cannot predict the timing, structure, or terms of any transaction that may result.
On October 6, 2026, we announced that, on October 2, 2026, our Board approved a restructuring of our operations, including the planned discontinuation of clinical trials and further development activities for our allogeneic CAR-T cell therapy programs, vispacabtagene regedleucel (“vispa-cel”) and CB-011, a substantial reduction of the Company’s workforce, and other cost reduction measures, as we conduct a process to explore strategic alternatives to maximize stockholder value, which may include, but are not limited to, a merger, acquisition, business combination, or other strategic alternative transactions involving our company and/or its assets, including dissolution and liquidation. Our Board has established a transaction committee to oversee the strategic alternative process and engaged Wedbush Securities Inc. as our exclusive financial advisor. We have not set a timeline for the completion of this process, we have not made any decision to pursue any particular alternative, and we do not intend to provide further updates unless and until our Board has approved a course of action, the process has concluded, or disclosure is otherwise determined to be appropriate or required.
The process of exploring strategic alternatives is subject to significant uncertainty. We may not identify a counterparty willing to enter into a transaction with us, and any counterparty we do identify may not be willing to do so on terms our Board considers acceptable. Our ability to complete a transaction will depend on factors outside our control, including the number of companies seeking similar transactions, the availability of capital to potential counterparties, prevailing conditions in the biotechnology sector and the capital markets generally, the perceived value of our cash resources, our intellectual property and clinical data, and the willingness of counterparties to assume our remaining contractual and other obligations. A number of biotechnology companies have in recent periods announced they are pursuing strategic alternatives and are competing for a limited pool of potential transaction partners, which may reduce the number and quality of opportunities available to us and adversely affect the terms on which any transaction may be completed.
Even if we identify a transaction, negotiating and completing it may take significantly longer than we anticipate, and any agreement we enter into may be subject to closing conditions, including stockholder approval, regulatory approvals, and third-party consents, that may not be satisfied. A counterparty may terminate an agreement with us, or the transaction may otherwise fail to close, and we may be required to pay a termination fee or reimburse expenses in connection with such a termination. If we are unable to complete a strategic transaction within a reasonable period of time, or at all, our Board may determine to pursue a dissolution and liquidation of our company, as described below, or we may be required to continue to incur operating expenses while we evaluate other alternatives, which would reduce the resources available to our stockholders.
Any strategic transaction we complete may not enhance stockholder value, may substantially dilute our stockholders, and would expose our stockholders to the risks of a different business.
There can be no assurance that any transaction resulting from our strategic alternatives process will deliver the anticipated benefits or enhance stockholder value. The value our stockholders receive in any transaction may be less than the current market price of our common stock, less than our net cash per share, or otherwise less than what stockholders might have received under a different alternative, including a dissolution and liquidation.
If we complete a merger or other business combination, including a transaction in which a privately held company merges with us in exchange for a controlling equity stake (commonly referred to as a “reverse merger”), we would expect to issue a significant number of shares of our common stock or other securities, and our existing stockholders would likely own a minority of the combined company. The exchange ratio or other consideration in such a transaction would likely be determined based in large part on our net cash at closing relative to the negotiated valuation of the counterparty, and our existing stockholders would bear the risk that the counterparty’s business, product candidates, and prospects are not as valuable as negotiated. The combined company would be subject to the risks inherent in the counterparty’s business, which may be in a different therapeutic area or stage of development than our historical business and about which our stockholders would have limited information at the time they are asked to approve the transaction. The combined company may also require substantial additional capital, which may not be available on acceptable terms, and may fail to achieve its development, regulatory, or commercial objectives.
In connection with any such transaction, we may also be required to enter into a contingent value rights (“CVR”) agreement or similar arrangement under which our pre-transaction stockholders would be entitled to a portion of the proceeds, if any, from the future disposition of our legacy assets. Any such rights would be unsecured and non-transferable, would depend on the combined company’s efforts to monetize assets that it may have little incentive to pursue, and may never result in any payment to our stockholders.
Our strategic alternatives process is costly, is diverting the attention of our management and remaining employees, and has created uncertainty that may adversely affect our relationships with employees, counterparties, and other third parties.
We have incurred and expect to continue to incur substantial costs in connection with our pursuing strategic alternatives, including fees payable to our financial advisor, Wedbush Securities Inc., legal, accounting, and other professional fees, employee severance and retention costs, and the costs of discontinuing our clinical programs. These costs will reduce the cash available to us and, accordingly, the value available to our stockholders in any strategic alternative transaction, and many of these costs will be incurred whether or not a transaction is completed.
Pursuing strategic alternatives requires a significant amount of time and attention from our Board and our remaining management team. The diversion of management attention may impair our ability to manage the orderly discontinuation of our clinical trials and other operations; to satisfy our ongoing regulatory, reporting, and contractual obligations; and to maintain effective internal control over financial reporting. In addition, the public announcement that we are pursuing strategic alternatives and the uncertainty regarding our future may cause our remaining employees to seek other employment; may cause clinical trial sites, licensors, licensees, and other counterparties to seek to terminate, renegotiate, or decline to renew their agreements with us; and may make it more difficult for us to enter into new arrangements on favorable terms. We may also become the subject of speculation, media commentary, or stockholder activism, which could further distract management and increase our costs.
If we do not complete any strategic alternative transaction, we may dissolve and liquidate, and the amount of cash, if any, available for distribution to our stockholders is uncertain and may be substantially less than the current market price of our common stock.
If our Board determines that a strategic alternative transaction is not reasonably available on acceptable terms, or if a transaction we agree to is not completed, our Board may determine that a dissolution and liquidation of our company is in the best interests of our stockholders. Under Delaware law, a dissolution would require the approval of our Board and the holders of a majority of our outstanding shares of common stock, and the process of soliciting and obtaining stockholder approval would take time and involve additional expense.
The amount of cash, if any, that would be available for distribution to our stockholders in a liquidation is subject to significant uncertainty and cannot be predicted at this time. Before making any distribution, we would be required to pay or make reasonable provision for all of our known liabilities and for claims that are contingent, conditional, or not yet known, including obligations under our facility leases, licenses and other contracts, severance and benefit obligations, potential indemnification obligations to our current and former directors and officers, and the costs of winding up our operations and business, which may include the cost of maintaining insurance and continuing to comply with our public company reporting obligations for an extended period. Delaware law also permits our stockholders to be held liable, to the extent of amounts distributed to them, for claims against our company that arise after distributions are made if we do not follow certain statutory procedures. In order to protect against these claims, we may be required to withhold a substantial portion of our assets in a contingency reserve for a period of years, which would delay and reduce distributions to stockholders. The amount ultimately distributed could be substantially less than the price at which our common stock currently trades, and any distributions may be made in installments over an extended period. In addition, if we were to dissolve, we would expect our common stock to be delisted from Nasdaq and our stock transfer books to be closed, after which stockholders would be unable to transfer their shares.
We plan to discontinue our clinical trials and further development of our CAR-T cell therapy product candidates and our ability to realize value from these assets is uncertain.
On October 6, 2026, we announced that, on October 2, 2026, our Board approved a process to explore strategic alternatives, including the planned discontinuation of clinical trials and further development activities for vispa-cel, our allogeneic anti-CD19 CAR-T cell therapy product candidate for patients with relapsed or refractory B cell non-Hodgkin lymphoma, and CB-011, our allogeneic anti-B cell maturation antigen (“BCMA”) CAR-T cell therapy product candidate for patients with relapsed or refractory multiple myeloma. These were our only product candidates in clinical development, and we do not intend to initiate ANTLER-3, our previously planned pivotal phase 3 clinical trial for vispa-cel, or to continue enrollment in the CaMMouflage phase 1 clinical trial for CB-011. As a result, our ability to realize value for our stockholders depends on our ability to monetize these and other remaining assets, including our cash, cash equivalents, and marketable securities, our intellectual property relating to our chRDNA genome-editing technology and to our product candidates, our clinical and manufacturing data and know-how, and our existing intellectual property licenses.
The value of these assets to a potential acquirer is uncertain and may be substantially less than the amounts we have invested in these assets. Our decision to discontinue our clinical programs was driven by the financing environment for allogeneic CAR-T cell therapies rather than by clinical results, but potential counterparties may nevertheless view that decision, or the discontinuation of our clinical trials, as diminishing the value of our programs, and the same financing environment that led to our decision may limit the universe of parties able or willing to acquire our assets. The value of our intellectual property may also be affected by the outcome of pending or future patent proceedings, by the terms of our in-license and out-license agreements, which we intend to terminate or renegotiate in connection with our restructuring, and by developments in competing genome-editing and cell therapy technologies.
Discontinuing our clinical trials in an orderly manner also requires us to satisfy ongoing obligations to patients, clinical trial sites, regulatory authorities, and institutional review boards (“IRBs”), including obligations relating to patient safety follow-up for patients previously treated with our investigational CAR-T cell therapy product candidates. These obligations may continue for a period of years, may be more costly or time-consuming than we anticipate, and may be difficult to transfer to a counterparty in any transaction. Having announced the discontinuation of our clinical programs and reduced our workforce, we would face significant obstacles if we or any acquirer later sought to resume development of vispa-cel or CB-011, including the loss of personnel and institutional knowledge; the expiration or termination of contracts with clinical research organizations (“CROs”), clinical sites, suppliers, and contract manufacturing organizations (“CMOs”); insufficient supply of clinical products; and the need to re-establish regulatory interactions.
Our 2026 restructuring and workforce reduction may not achieve the anticipated cost savings, may result in costs greater than we currently estimate, and may impair our ability to retain the personnel necessary to complete our strategic alternatives process and wind down our operations.
In connection with the discontinuation of our clinical development programs, we are implementing a substantial reduction in our workforce, which is expected to occur in phases, with the majority of affected employees expected to depart in the fourth quarter of 2026 and a limited number of employees expected to remain through the completion of our strategic alternatives process to support transaction execution and discontinuation of our clinical programs and to wind down our operations. We currently estimate that we will incur restructuring expenses of approximately $15.0 million to $19.0 million in total, consisting primarily of one-time severance payments, continued healthcare coverage, and related costs of approximately $10.0 million to $11.0 million and costs to discontinue the ANTLER and CaMMouflage phase 1 clinical trials of approximately $5.0 million to $8.0 million, a substantial portion of which we expect to recognize in the fourth quarter of 2026.
These estimates are subject to a number of assumptions, and our actual costs may differ materially. We have not yet been able to estimate the amount or range of other charges we may incur, including charges relating to our facility leases, the termination of contracts and intellectual property licensing agreements, and the impairment of long-lived assets, and these charges could be substantial. We may also incur additional costs that we do not currently anticipate, including costs arising from claims by former employees or counterparties, and the cost savings we expect to achieve may be delayed or may be less than anticipated, including because certain costs, such as lease payments and public company compliance, will continue regardless of our reduced headcount.
Our phased workforce reduction will result in the loss of institutional knowledge and expertise, and the employees who remain with us will have additional responsibilities. Our ability to completely discontinue our clinical programs, to satisfy our regulatory and reporting obligations, to maintain the value of our intellectual property, and to negotiate and complete a strategic alternative transaction depends on our ability to retain these remaining employees, each of whom may terminate his or her employment at any time. The loss of key personnel during this period could delay or prevent the completion of a transaction, impair the orderly wind-down of our operations, and adversely affect our ability to maintain effective internal control over financial reporting and disclosure controls and procedures.
Our cash resources will decline as we conduct our strategic alternatives process and wind down our operations, and the amount of cash we retain will significantly affect the value available to our stockholders in any strategic alternative transaction.
As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $94.8 million. We expect to use a substantial portion of these resources to fund severance and other restructuring costs; the discontinuation of our clinical programs; our continuing lease, license, and other contractual obligations; professional fees relating to our strategic alternatives process; and our general and administrative and public company costs during the pendency of the strategic alternatives process. In the context of a strategic alternative transaction, the consideration payable to our stockholders is typically determined by reference to the value of our public Nasdaq listing, if applicable, and our net cash at or near closing, the amount available for distribution is the cash remaining after all liabilities, including any lease termination costs, which may be substantial, have been paid or provided for. Accordingly, each dollar we expend before a strategic alternative transaction is completed directly reduces the value our stockholders may receive, and delays in completing a transaction will reduce that value further.
Our estimates of the costs of the discontinuation of our clinical programs and wind-down of our operations and of the strategic alternatives process may prove to be inaccurate, and we may incur unanticipated expenses, including as a result of claims or disputes with counterparties, former employees, or stockholders. We do not currently intend to raise additional capital to fund development activities, and our ability to raise capital for any purpose, including under our at-the-market equity offering program, may be limited by the uncertainty surrounding our strategic alternatives process, the price and trading volume of our common stock, and our status as a company without an active development program. If our cash resources prove insufficient to complete the wind-down of our operations and satisfy our liabilities, we may be unable to complete a strategic alternative transaction or to make any distribution to our stockholders.
We may be unable to maintain the listing of our common stock on Nasdaq during the pendency of our strategic alternatives process, and any reverse merger or similar transaction would be subject to Nasdaq’s initial listing requirements.
Our common stock is listed on the Nasdaq Global Select Market, and our continued listing is subject to compliance with Nasdaq’s continued listing standards, including the $1.00 minimum bid price requirement and the requirements relating to the market value and number of publicly held shares, as described in our Form 10-K. The announcement of our strategic alternatives process and the discontinuation of our development programs has adversely affected the market price and trading volume of our common stock, which could cause us to fall out of compliance with one or more of these standards. Following our October 6, 2026 announcement that we are evaluating strategic alternatives, our stock price has consistently been below the $1.00 minimum bid price requirement. Nasdaq also has broad discretionary authority under its listing rules to delist the securities of a company that it determines has become a “public shell,” which may include a company that has ceased substantially all of its operating activities, and Nasdaq may apply additional or more stringent criteria to us as a result of our discontinuation of development activities and reduction in workforce, regardless of our compliance with the quantitative continued listing standards.
If we complete a reverse merger or a similar business combination, Nasdaq’s rules would generally require the combined company to satisfy Nasdaq’s initial listing requirements, which are more stringent than the continued listing requirements, and to submit a new listing application, before the transaction may be completed. The combined company may be unable to satisfy those requirements, and a transaction that is otherwise attractive may need to be restructured, delayed, or abandoned as a result. In order to satisfy the minimum bid price or other requirements in connection with a transaction or otherwise, we may seek to effect a reverse stock split, which could have the adverse consequences described in our Form 10-K. If our common stock is delisted from Nasdaq, whether before or in connection with a transaction, the liquidity and market price of our common stock would likely be adversely affected, our common stock could become subject to the “penny stock” rules, and our ability to complete a strategic alternative transaction, to issue securities, and to attract transaction counterparties could be significantly impaired.
The market price of our common stock may be highly volatile and may be driven by speculation regarding our strategic alternatives process, and we may become the target of securities litigation or stockholder activism.
The market price of our common stock has been volatile and may become more so as a result of our strategic alternatives process. The price of our common stock may fluctuate significantly in response to actual or rumored developments in our strategic alternatives process, speculation in the media or investment community regarding potential transactions or counterparties, announcements by other companies that have pursued or completed similar transactions, changes in the market’s assessment of the value of our cash resources or remaining assets, and sales of our common stock by existing stockholders, including stockholders whose investment objectives are not consistent with an extended strategic alternatives process. Because we do not intend to provide updates regarding our process unless and until our Board has approved a course of action or disclosure is otherwise appropriate or required, periods of limited information may contribute to volatility and speculation. Our common stock may trade at a price below our net cash per share for an extended period, and stockholders who sell their shares during the pendency of our review may receive less than the value that may ultimately be realized in a strategic alternative transaction, or more than that value if such a transaction yields less than the market price.
Companies that have experienced significant declines in their stock price or that have announced strategic alternative transactions have frequently been the subject of securities class action litigation and stockholder demands, derivative claims, or activist campaigns, and we have been subject to securities class action litigation in the past. Any such litigation or activism, whether or not meritorious, could result in substantial costs, divert the attention of our Board and management, delay or prevent the completion of a transaction, and adversely affect the value available to our stockholders. In connection with any transaction requiring stockholder approval, stockholders may also assert claims challenging the transaction or the adequacy of our disclosure, which could delay or increase the cost of the transaction.
We have significant continuing obligations under our facility leases, license agreements, and other contracts that we may be unable to terminate, sublease, or renegotiate on acceptable terms.
We lease office and laboratory space in Berkeley, California, under leases that extend beyond the period in which we expect to need the space, and we have previously reduced our use of this space and recognized impairment charges relating to the associated leasehold improvements and right-of-use assets. In connection with our restructuring, we intend to seek to sublease our facilities or terminate our leases, which could result in substantial lease termination costs. We may be unable to sublease our facilities on acceptable terms or at all, including as a result of conditions in the Bay Area commercial real estate market and the specialized nature of our laboratory space, and our landlords may be unwilling to agree to early termination or may require substantial payments to do so.
We plan to terminate applicable CRO, clinical site, CMO, supply, and other contracts, and to resolve various intellectual property licensing arrangements, including our CRISPR-Cas9 license from The Regents of the University of California and the University of Vienna, as well as our license agreements with Intellia Therapeutics, Inc. and Pioneer Hi-Bred International, Inc. For additional information on our license agreements, refer to the section titled “Business — Strategic Agreements” in our Form 10-K. Our license agreements and other contracts may require us to make payments upon termination, may not permit termination for convenience, or may impose continuing obligations, including obligations relating to the maintenance and prosecution of licensed patents, that will continue to consume cash. Any potential counterparty in a strategic alternative transaction may be unwilling to assume these obligations, or may reduce the consideration payable to our stockholders to reflect them, and these obligations would need to be satisfied or reserved for before any distribution to stockholders, if applicable. Disputes with our landlords, licensors, licensees, or other counterparties regarding agreement terminations or amounts owed could result in litigation, delay, and additional costs.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Unregistered Sales of Equity Securities during the Three Months Ended September 30, 2026
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

Caribou Biosciences, Inc.

Date: November 5, 2026	By:	/s/ Rachel E. Haurwitz
Rachel E. Haurwitz, Ph.D. President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Sriram Ryali
Sriram Ryali, M.B.A.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)